Form 10-Q
period 1998-09-30
LINCOLN BENEFIT LIFE CO
filed 1998-11-13
CIK 910739

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

Commission file number:    333-59765
                           333-59769

                          LINCOLN BENEFIT LIFE COMPANY
             (Exact name of registrant as specified in its charter)

         Nebraska                                           470221457
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

                              206 South 13th Street
                             Lincoln, Nebraska 68508
               (Address of principal executive offices)(zip code)

                                 1-800-865-5237
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes. . ./X/. .             No

         Indicate the number of shares of each of the issuer's classes of common stock as of September 30, 1998; there were 25,000 shares of common capital stock outstanding, par value $100 per share all of which shares are held by Allstate Life Insurance Company.

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

        Statements of Financial Position
        September 30, 1998 (Unaudited) and December 31, 1997..............    3

        Statements of Operations
        Three Months Ended September 30, 1998 and September 30, 1997
        and Nine Months Ended September 30, 1997 (Unaudited)..............    4

        Statements of Cash Flows
        Nine Months Ended September 30, 1998 and September 30, 1997
        (Unaudited).......................................................    5

        Notes to Financial Statements.....................................    6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................   10

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE
        ABOUT MARKET RISK*................................................  N/A


                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.................................................   14

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS*.......................   N/A

Item 3. DEFAULTS UPON SENIOR SECURITIES*.................................   N/A

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS*.............   N/A

Item 5. OTHER INFORMATION................................................    14

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.................................    14

SIGNATURE PAGE...........................................................    15




*Omitted pursuant to General Instruction H(2) of Form 10-Q.

                          LINCOLN BENEFIT LIFE COMPANY
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                      September 30,           December 31,
($ in thousands)                                                                          1998                   1997
                                                                                   ------------------    --------------------
                                                                                       (Unaudited)
ASSETS
Investments
   Fixed income securities, at fair value (amortized
      cost $148,937 and $141,553)                                                    $    160,548            $    147,911
   Short-term                                                                               3,053                   1,020
                                                                                       ----------               ---------
          Total investments                                                               163,601                 148,931

Reinsurance recoverable from Allstate
   Life Insurance Company                                                               6,835,792                6,732,755
Reinsurance recoverable from third parties                                                159,938                  127,182
Net receivable from affiliates                                                             19,348                   14,481
Cash                                                                                        4,691                    4,220
Other assets                                                                               25,232                   31,976
Separate Accounts                                                                         608,965                  447,658
                                                                                       ----------                ---------
           Total assets                                                              $  7,817,567             $  7,507,203
                                                                                     ============             ============

LIABILITIES
Reserve for life-contingent contract benefits                                       $     295,158            $     252,195
Contractholder funds                                                                    6,689,996                6,607,130
Income taxes payable                                                                        4,870                    1,128
Deferred income taxes                                                                       5,993                    4,149
Other liabilities and accrued expenses                                                     52,795                   43,609
Separate Accounts                                                                         608,965                  447,658
                                                                                       ----------                ---------
            Total liabilities                                                           7,657,777                7,355,869
                                                                                       ----------                ---------

Commitments and Contingent Liabilities (Note 4)

SHAREHOLDER'S EQUITY
Common stock, $100 par value, 30,000 shares
     authorized, 25,000 issued and outstanding                                              2,500                    2,500
Additional capital paid-in                                                                116,750                  116,750
Retained income                                                                            32,993                   27,952
Accumulated other comprehensive income:
           Unrealized net capital gains                                                     7,547                    4,132
                                                                                        ---------                ---------
     Total accumulated other comprehensive income                                           7,547                    4,132
                                                                                        ---------                ---------

         Total shareholder's equity                                                       159,790                  151,334
                                                                                        ---------                ---------
         Total liabilities and shareholder's equity                                  $  7,817,567             $  7,507,203
                                                                                     ============             ============



See notes to consolidated financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                 Three months ended          Nine months ended
                                    September 30,               September 30,
                                ---------------------    -----------------------
($ in thousands)                 1998           1997       1998            1997
                                ------         ------     ------          ------
                                                  (Unaudited)


REVENUES
Net investment income          $ 2,562       $ 2,567      $ 7,796        $ 7,302
Realized capital gains and          31             1           31             10
 losses                        -------       -------      -------        -------


INCOME BEFORE INCOME TAX
     EXPENSE                     2,593         2,568        7,827          7,312

INCOME TAX EXPENSE                 945           901        2,786          2,559
                               -------        ------       ------         ------

NET INCOME                    $  1,648       $ 1,667      $ 5,041        $ 4,753
                             =========      ========     ========       ========


See notes to consolidated financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Nine months ended
                                                                                      September 30
                                                                          --------------------------------------
($ in thousands)                                                                1998                1997
                                                                          ------------------  ------------------
                                                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                  $     5,041         $     4,753
Adjustments to reconcile net income to net
  cash provided by operating activities
    Amortization and other non-cash items                                             21                 42
    Realized capital gains and losses                                                (31)               (10)
    Changes in life-contingent contract benefits
        and contractholder funds                                                   (9,965)           (6,775)
    Changes in deferred income taxes                                                    6              (461)
    Changes in other operating assets and liabilities                              14,548             11,871
                                                                                ---------          ---------
     Net cash provided by operating activities                                      9,620              9,420
                                                                                ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
   Investment collections                                                           7,482              8,085
   Investment purchases                                                          (14,598)            (10,667)
Change in short-term investments, net                                             (2,033)                501
                                                                                ---------          ----------
     Net cash used in investing activities                                        (9,149)             (2,081)
                                                                                ---------          ----------


NET INCREASE IN CASH                                                                 471               7,339
CASH AT BEGINNING OF PERIOD                                                        4,220               7,412
                                                                                ---------        -----------
CASH AT END OF PERIOD                                                        $     4,691         $    14,751
                                                                              ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
      INFORMATION
Noncash financing activity:
Dividend-in-kind to Allstate Life Insurance Company                          $          -        $      (10)
                                                                             ============        ===========



See notes to consolidated financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.      Basis of Presentation

        The accompanying consolidated financial statements include the accounts of Lincoln Benefit Life Company (the "Company") and its wholly owned subsidiary, Lincoln Benefit Financial Services, Inc., a registered broker-dealer. The Company is a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company, a wholly owned subsidiary of The Allstate Corporation.

        The consolidated financial statements and notes as of September 30, 1998 and for the three month and nine month periods ended September 30, 1998 and 1997 are unaudited. The consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These consolidated financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1997. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

        Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income is a measurement of certain changes in shareholders' equity that result from transactions and other economic events other than transactions with shareholders. For the Company, these consist of changes in unrealized gains and losses on the investment portfolio. These amounts, presented as other comprehensive income, net of related taxes, are added to net income which results in comprehensive income. The required disclosures are presented in Note 3.

        In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. Specifically, certain external, payroll and payroll related costs should be capitalized during the application development stage of a software development project and depreciated over the computer software's useful life. The Company has adopted the SOP effective January 1, 1998.

        In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." This SOP is required to be adopted in 1999. The SOP provides guidance concerning when to recognize a liability for insurance-related assessments and how those liabilities should be measured. Specifically, insurance-related assessments should be recognized as liabilities when all of the following criteria have been met: 1) an assessment has been imposed or it is probable that an assessment will be imposed, 2) the event obligating an entity to pay an

                          LINCOLN BENEFIT LIFE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

        assessment has occurred and 3) the amount of the assessment can be reasonably estimated. The requirements of this SOP are not expected to have a material impact on the results of operations, liquidity or financial position of the Company. The Company expects to adopt the SOP as of January 1, 1999.

        To conform with the 1998 presentation, certain amounts in the prior years' financial statements and notes have been reclassified.

2.      Reinsurance

        Premiums, contract charges, credited interest, policy benefits and certain expenses are ceded primarily to ALIC. The consolidated statements of operations are presented net of reinsurance transactions. Therefore, the amounts shown in the Company's consolidated statements of operations relate to the investment of those assets of the Company that are not transferred under the reinsurance agreements Reinsurance recoverable and contractholder funds are reported separately in the consolidated statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

        Investment income earned on the assets which support contractholder funds is not included in the Company's consolidated financial statements as those assets are owned and managed by ALIC under the terms of reinsurance agreements. The following amounts were ceded to ALIC under the reinsurance agreements.



                                 Three months ended                         Nine months ended
                                     September 30,                              September 30,
                        ---------------------------------------     ------------------------------------
                                1998                  1997                  1998              1997
                        -----------------     -----------------     ----------------- ------------------
Contract charges            $  29,067              $  22,427             $  78,348          $  64,048
Credited interest, policy
 benefits and other
 expenses                     148,677                114,959               399,755            369,201


                          LINCOLN BENEFIT LIFE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.      Comprehensive Income

        The components of other comprehensive income on a pretax and after-tax basis are as follows:


                                                                    Three months ended September 30,
                                               ---------------------------------------------------------------------------
         ($ in thousands)                                    1998                                    1997
                                               ----------------------------------     ------------------------------------
                                                              Income                               Income
                                                               tax         After-                    tax        After-
                                                 Pretax       effect        tax        Pretax      effect         tax
         Unrealized capital gains and losses:
         Unrealized holding gains
             arising during
             the period                          4,366        (1,528)       2,838          2,445     (856)          1,589
         Less:  reclassification adjust-
             ment for realized net
             capital gains included in
             net income                             31           (11)          20              1           -            1
                                               -------      ---------     -------      ---------    --------    ---------

         Other comprehensive income            $ 4,335      $ (1,517)     $ 2,818        $ 2,444     $ (856)     $  1,588
                                               =======       ========      -------      ========      ======     --------
         Net income                                                         1,648                                   1,667
                                                                         --------                                --------
         Comprehensive income                                             $ 4,466                                $  3,255
                                                                          =======                                ========


                                                                     Nine months ended September 30,
                                               -----------------------------------------------------------------------------
         ($ in thousands)                                    1998                                      1997
                                               ----------------------------------      -------------------------------------
                                                              Income                                Income
                                                               tax         After-                     tax        After-
                                                 Pretax       effect         tax        Pretax      effect         tax
         Unrealized capital gains and losses:
         Unrealized holding gains
             arising during
             the period                           5,285      (1,850)        3,435        2,074      (726)         1,348

         Less:  reclassification adjust-
             ment for realized net
             capital gains included in
             net income                              31         (11)           20           10        (4)             6
                                               --------    ---------    ---------    ---------   --------       -------


         Other comprehensive income             $ 5,254     $ (1,839)   $   3,415      $ 2,064   $  (722)      $  1,342
                                                =======     ========    ---------     ========   ========      --------
         Net income                                                         5,041                                 4,753
                                                                         --------                              --------
         Comprehensive income                                           $   8,456                              $  6,095
                                                                        =========                              =========

                          LINCOLN BENEFIT LIFE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4.     Regulation and Legal Proceedings

               The  Company's  business  is subject to the effects of a changing social, economic and regulatory environment. Public and regulatory initiatives have varied and have included employee benefit regulation, controls on medical care costs, removal of barriers preventing banks from engaging in the securities and insurance business, tax law changes affecting the taxation of insurance companies, the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles, and proposed legislation to prohibit the use of gender in determining insurance rates and benefits. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

               From time to time the Company is involved in pending and threatened litigation in the normal course of its business in which claims for monetary damages are asserted. In the opinion of management, the ultimate liability, if any, arising from such pending or threatened litigation is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

         The following discussion highlights significant factors influencing results of operations and changes in financial position of Lincoln Benefit Life Company (the "Company") and its wholly owned subsidiary, Lincoln Benefit Financial Services, Inc., a registered broker-dealer. It should be read in conjunction with the consolidated financial statements and the notes thereto found under Part I. Item 1 contained herein and the Company's audited consolidated financial statements for the year ended December 31, 1997.

         The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"), markets life insurance and annuity products through independent agents and brokers.

         The Company issues insurance products which include universal life, term insurance, flexible and single premium deferred annuities and immediate annuities. The Company also issues flexible premium deferred variable annuity contracts and flexible premium variable life policies, the assets and liabilities of which are legally segregated and reflected as Separate Account assets and liabilities. Separate Account assets and liabilities are carried at fair value in the consolidated statements of financial position. Investment income and realized gains and losses of the Separate Accounts accrue directly to the contractholders (net of fees) and, therefore, are not included in the Company's consolidated statements of operations.

Results of Operations

($ in thousands)
                                                Three months ended                     Nine months ended
                                                   September 30,                         September 30,
                                         ----------------------------------    ----------------------------------
                                              1998               1997               1998               1997
                                         ---------------    ---------------    ---------------    ---------------
       Net investment income                      $2,562             $2,567             $7,796             $7,302
                                                  ======             ======             ======             ======
       Realized capital gains and
            losses, after tax                     $   20             $    1             $   20             $    6
                                                  ======             ======             ======             ======

       Net income                                 $1,648             $1,667             $5,041             $4,753
                                                  ======             ======             ======             ======
       Investments                              $163,601           $143,900           $163,601           $143,900
                                                ========           ========           ========           ========


         The Company and ALIC amended their reinsurance agreement effective December 31, 1996. All business in force or issued subsequent to that date is ceded primarily to ALIC. The Company's results of operations include only investment income and realized capital gains and losses earned on the assets of the Company that are not transferred to ALIC under the reinsurance agreements.

         Net income for the third quarter of 1998 was $1.6 million compared to $1.7 million for the third quarter of 1997. The decrease was due to increased income tax expense, partially offset by increases in realized capital gains . Net income for the first nine months of 1998 was $5.0 million compared to $4.8 million for the first nine months of 1997. This increase was due primarily to increased investment income.

         Pretax net investment income decreased slightly in the third quarter and increased in the nine month period ended September 30, 1998 from the comparable 1997 periods. For the nine month period, investment income earned on higher investment balances was partially offset by lower portfolio yields.

Financial Position

($ in thousands)

                                                September 30,      December 31,
                                                    1998                1997
                                               ---------------    --------------
     Fixed income securities (1)                    $160,548           $147,911
     Short-term investments                            3,053              1,020
                                                    --------           --------
     Total investments                              $163,601           $148,931
                                                    ========           ========
     Reinsurance recoverable from ALIC            $6,835,792         $6,732,755
                                                  ==========         ==========
     Separate Account assets and liabilities      $  608,965         $  447,658
                                                  ==========         ==========
     Contractholder funds                         $6,689,996         $6,607,130
                                                  ==========         ==========


     (1) Fixed income securities are carried at fair value. Amortized cost for these securities was $148,937 and $141,553 at September 30, 1998 and December 31, 1997, respectively.


         The Company's fixed income securities portfolio consists of publicly traded corporate bonds, mortgage-backed securities, U.S. government bonds and foreign government bonds. The Company generally holds its fixed income securities for the long term, but has classified all of these securities as available for sale to allow maximum flexibility in portfolio management.

         Total investments increased to $163.6 million at September 30, 1998 from $148.9 million at December 31, 1997. The increase in investments is primarily due to amounts invested from positive cash flows generated from operations and an increase in unrealized net capital gains on the fixed income securities portfolio. At September 30, 1998, unrealized net capital gains on the fixed income securities were $11.6 million compared to $6.4 million at December 31, 1997.

         The Company's fixed income securities portfolio is rated investment grade, with a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2 or a Moody's rating of Aaa, Aa, A, or Baa.

         The carrying value of the Company's short-term investment portfolio was $3.1 million and $1.0 million at September 30, 1998 and December 31, 1997, respectively. The Company generally invests available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of one year or less.

         During 1998, contractholder funds increased by $82.9 million and amounts recoverable from ALIC under the reinsurance agreements increased by $103.0 million. The increases resulted from sales of the Company's fixed annuities and interest credited to contractholders, partially offset by surrenders, withdrawals and benefits paid. Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

         Separate Account assets and liabilities increased by $161.3 million as compared with December 31, 1997. The increases were primarily attributable to sales of variable annuity contracts partially offset by variable annuity surrenders and withdrawals and a decline in the investment performance of the Separate Account investment portfolios.

Liquidity and Capital Resources

         Under the terms of reinsurance agreements with ALIC, premiums and deposits on life policies and investment contracts, excluding those relating to Separate Accounts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. The Company continues to have primary liability as the direct insurer for risks reinsured.

Year 2000

         The Company is heavily dependent upon complex computer systems for all phases of its operations, including customer service, policy and contract administration, investment processing and other enterprise systems. Since many of the Company's older computer software programs recognize only the last two digits of the year in any date, some software may fail to operate properly in or after the year 1999, if the software is not reprogrammed, remediated, or replaced ("Year 2000"). Also, many systems and equipment that are not typically thought of as computer-related (referred to as "non-IT") contain imbedded hardware or software that may have a Year 2000 sensitive component. The Company believes that many of its counterparties and suppliers also have Year 2000 issues and non-IT issues which could affect the Company.

         In 1995, the Corporation commenced a plan consisting of four phases which are intended to mitigate and/or prevent the adverse affects of the Year 2000 issues on its systems: (1) assessment and analysis of affected systems and equipment; (2) remediation and compliance of systems and equipment through strategies that include the enhancement of new and existing systems, upgrades to operating systems already covered by maintenance agreements and modifications to existing systems to make them Year 2000 compliant; (3) testing of systems and equipment using clock-forward testing for both current and future dates and for dates which trigger specific processing; and (4) contingency planning which will address possible adverse scenarios and the potential financial impact to the Company's results of operations, liquidity or financial position.

         The Corporation believes that the first step of this plan, assessment, is complete, and is currently in the remediation phase for all systems and equipment. The Corporation is relying on other remediation techniques for its midrange and personal computer environments, and certain mainframe applications. Management believes the majority of the Corporation's computer systems and equipment will be remediated by the end of 1998, with the investment processing systems and certain midrange computers to be remediated by the middle of 1999.

         The third phase of the plan which includes clock-forward testing of the Corporation's systems and non-IT, is scheduled to be largely complete by the end of 1998. The Corporation is currently in the process of identifying key processes and developing contingency plans in the event that the systems and equipment supporting these processes are not Year 2000 compliant at the end of 1999. Management believes these contingency plans should be completed by mid-1999. Until these plans are complete, management is unable to determine an estimate of the most reasonably possible worst case scenario due to issues relating to the Year 2000.

         In addition, the Company is actively working with its major external counterparties and suppliers to assess their compliance efforts and the Company's exposure to both their Year 2000 issues and non-IT issues. The Company is currently soliciting its key external counterparties and suppliers to certify that they are compliant with the Year 2000 issues or are taking actions they believe will adequately prepare them for the Year 2000. The Company will continue its efforts to receive responses on Year 2000 compliance from these parties. If key vendors are unable to meet the Year 2000 requirement, the Company intends to prepare contingency plans that will allow the Company to continue to sell to and service its customers. Management believes these contingency plans should be completed by mid-1999. The Company may also be exposed to the risk that the issuers of investments will be adversely impacted by Year 2000 issues.

         The Company presently believes that it will resolve the Year 2000 issue in a timely manner, and the costs incurred to achieve Year 2000 compliance of Company systems are not expected to be material to the Company's results of operations, liquidity or financial position. Year 2000 costs are expensed as incurred.



Pending Accounting Standards


         In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." This SOP is required to be adopted in 1999. The SOP provides guidance concerning when to recognize a liability for insurance-related assessments and how those liabilities should be measured. Specifically, insurance-related assessments should be recognized as liabilities when all of the following criteria have been met: 1) an assessment has been imposed or it is probable that an assessment will be imposed, 2) the event obligating an entity to pay an assessment has occurred and 3) the amount of the assessment can be reasonably estimated. The requirements of this SOP are not expected to have a material impact on the results of operations, liquidity or financial position of the Company. The Company expects to adopt the SOP as of January 1, 1999.



Forward-Looking Statements

         The statements contained in this Management's Discussion and Analysis that are not historical information are forward-looking statements that are based on management's estimates, assumptions and projections. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under The Securities Act of 1933 and The Securities Exchange Act of 1934 for forward-looking statements.

                           PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

The Company and its Board of Directors know of no material legal proceedings pending to which the Company is a party or which would materially affect the Company. The Company is involved in pending and threatened litigation in the normal course of its business in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate the ultimate liability arising from such pending or threatened litigation to have a material effect on the financial condition of the Company.

Item 5.           OTHER INFORMATION

Not applicable.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits required by Item 601 of Regulation S-K
                  (2)      None
                  (3) (i)  Articles of Incorporation*
                     (ii)  By-laws*
                  (4) Lincoln Benefit Life Company Flexible Premium Deferred Annuity Contract and Application**
                  (10) Reinsurance Agreement between Lincoln Benefit Life Company and Allstate Life Insurance Company*
                  (11)     None
                  (15)     None
                  (18)     None
                  (19)     None
                  (22)     None
                  (23)(a)  Consent of Independent Public Accountants***
                      (b)  Consent of Attorneys***
                  (24)     None
                  (27)     Financial Data Schedule
                  (99)     None

         (b)      Reports on 8-K

No  reports  on Form 8-K were  filed  during  the  second quarter of 1998.

*  Incorporated  herein by reference to the  Registration  Statement on Form
   N-4 for Lincoln Benefit Life Variable Annuity Account (File No. 33-50545, 811-07924) filed April 21, 1998.
** Incorporated herein by reference to the Registration Statement on Form N-4 for Lincoln Benefit Life Variable Annuity Account (File No. 333-50545, 811-07924) filed April 21, 1998. Incorporated herein by reference to the Registration Statement on Form N-4 for Lincoln Benefit Life Variable Annuity Account (File No. 333-50737, 811-07924) filed April 22, 1998.
***Incorporated  herein  by  reference  to  the  Registration Statement  on Form
   S-1 for Lincoln Benefit life Company (File No. 333-59765)filed July 24, 1998. Incorporated herein by reference to the Registration Statement on Form S-1 for Lincoln Benefit Life Company (File No. 333-59769)filed July 24, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of November 1998.



                          LINCOLN BENEFIT LIFE COMPANY
                                  (Registrant)


/s/  B. EUGENE WRAITH                         PRESIDENT, CHIEF OPERATING
---------------------                         OFFICER AND DIRECTOR
B. EUGENE WRAITH                              (Principal Executive Officer)


/s/  RANDY J. VON FUMETTI                     SENIOR VICE PRESIDENT
-------------------------                     TREASURER AND DIRECTOR
RANDY J. VON FUMETTI                          (Principal Financial Officer)
+