Form 10-K405
period 1998-12-31
LINCOLN BENEFIT LIFE CO
filed 1999-03-30
CIK 910739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

         The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

For fiscal year ended December 31, 1998     Commission file numbers:  333-59765
                                                                      333-59769

                          LINCOLN BENEFIT LIFE COMPANY
             (Exact name of registrant as specified in its charter)

         Nebraska                                        470221457
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

                              206 South 13th Street
                                Lincoln, NE 68508

                                  1-800-525-9287
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes          X                              No
                             -----                          ------

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of December 31, 1998, there were 25,000 shares of common capital stock outstanding, par value $100 per share all of which shares are held by Allstate Life Insurance Company.

                          LINCOLN BENEFIT LIFE COMPANY
         (A wholly owned subsidiary of Allstate Life Insurance Company)
                       Annual Report for 1998 on Form 10-K

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I

ITEM 1.  Business**......................................................   3
ITEM 2.  Properties**....................................................   4
ITEM 3.  Legal Proceedings...............................................   4
ITEM 4.  Submission of Matters to a Vote of Security Holders*............   N/A

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters.....................................   4
ITEM 6.  Selected Financial Data*........................................   N/A
ITEM 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................   5
ITEM 7A. Quantitative and Qualitative Disclosures About
         Market Risk.....................................................   12
ITEM 8.  Consolidated Financial Statements and Supplementary Data........   12
ITEM 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.............................   N/A

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant*.............   N/A
ITEM 11. Executive Compensation*.........................................   N/A
ITEM 12. Security Ownership of Certain Beneficial Owners and
         Management*.....................................................   N/A
ITEM 13. Certain Relationships and Related Transactions*.................   N/A

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K.............................................   F-17

Index to Financial Statements Schedules..................................   12
Signatures...............................................................   13

*        Omitted pursuant to General Instruction I(2) of Form 10-K.
**       Item prepared in accordance with General Instruction I(2) of Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

Lincoln Benefit Life Company ("Lincoln Benefit" or the "Company") is a stock life insurance company organized under the laws of the state of Nebraska in 1938. Our legal domicile and principal business address is 206 South 13th Street, Lincoln, Nebraska. Lincoln Benefit is a wholly owned subsidiary of Allstate Life Insurance Company ("Allstate Life" or "ALIC"), a stock life insurance company incorporated under the laws of the State of Illinois. Allstate Life is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a stock property-liability insurance company incorporated under the laws of Illinois. All outstanding capital stock of AIC is owned by The Allstate Corporation ("Corporation").

Lincoln Benefit is authorized to conduct life insurance and annuity business in the District of Columbia, Guam, U.S. Virgin Islands and all states except New York.

Under the reinsurance agreements with Allstate Life, substantially all contract related transactions are transferred to Allstate Life. Through Lincoln Benefit's reinsurance agreements with Allstate Life, substantially all of the assets backing Lincoln Benefit's reinsured liabilities are owned by Allstate Life. These assets represent the Company's general account and are invested and managed by Allstate Life. Accordingly, the results of operations with respect to applications received and contracts issued by Lincoln Benefit are not reflected in the Company's consolidated financial statements. The amounts reflected in Lincoln Benefit's consolidated financial statements relate only to the investment of those assets of Lincoln Benefit that are not transferred to Allstate Life under the reinsurance agreements. While the reinsurance agreements provide Lincoln Benefit with financial backing from Allstate Life, it does not create a direct contractual relationship between Allstate Life and Lincoln Benefit policyholders.

Under the Company's reinsurance agreements with ALIC, the Company reinsures all reserve liabilities with ALIC except for variable contracts. The Company's variable contract assets and liabilities are held in legally-segregated, unitized Separate Accounts and are retained by the Company. However, the transactions related to such variable contracts such as premiums, expenses and benefits are transferred to ALIC.

Lincoln Benefit's general account assets, like the general account assets of other insurance companies, including Allstate Life, must be invested in accordance with applicable state laws. These laws govern the nature and quality of investments that may be made by life insurance companies and the percentage of their assets that may be committed to any particular type of investment. In general, these laws permit us, within specified limits and subject to certain qualifications, to invest in federal, state, and municipal obligations, corporate bonds, preferred stocks, real estate mortgages, real estate and certain other investments. All of Lincoln Benefit's general account assets are available to meet its obligations.

Lincoln Benefit is engaged in a business that is highly competitive. Many other life insurance companies and other entities sell insurance and annuities. There are approximately 1,700 insurers in business in the United States. As of April 1, 1998, A.M. Best Company assigns a rating of A+ (Superior) to Allstate Life, which automatically reinsures all net general account business of Lincoln Benefit. A.M. Best Company also assigns Lincoln Benefit a rating of A+(r), because Lincoln Benefit automatically reinsures all general account business with Allstate Life. Standard & Poor's Insurance Rating Services assigns an AA+ (Very Strong.) to Lincoln Benefit's financial strength rating. Moody's assigns an Aa2 (Excellent) financial stability rating to Lincoln Benefit. Lincoln Benefit shares the same ratings as its parent, Allstate Life.

Although the federal government generally does not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Current and proposed measures which may significantly affect the Company's insurance business relate to the taxation of insurance companies, the tax treatment of insurance products and the removal of barriers preventing banks from engaging in the insurance business.

Lincoln Benefit Life is regulated by the Securities and Exchange Commission ("SEC") as an issuer of registered products. The SEC also regulates certain Lincoln Benefit Life Separate Accounts which issue variable life contracts or, together with the Company, issue variable annuity contracts.

ITEM 2.  PROPERTIES

Lincoln Benefit owns and leases office space in Lincoln, Nebraska. The combined owned and leased spaces are used for home office administration and marketing operations.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of the Company's outstanding shares are owned by its parent, ALIC. ALIC's outstanding shares are owned by AIC. All of the outstanding capital stock of AIC is owned by The Corporation.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                          Lincoln Benefit Life Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations



      The following discussion highlights significant factors influencing the results of operations and changes in financial position of Lincoln Benefit Life Company ("LBL") and its wholly owned subsidiary, Allstate Financial
Distributors,   Inc. (collectively the "Company").  It should be read in
conjunction with the consolidated financial statements and related notes. To conform with the 1998 presentation, certain prior year amounts have been reclassified.

      LBL is a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation ("Corporation"). The Company markets a broad line of life insurance and savings products through independent insurance agents and brokers. Life insurance includes traditional products such as whole life and term life insurance, as well as variable life, universal life and other interest-sensitive life products. Savings products include deferred annuities, such as variable annuities and fixed rate single and flexible premium annuities, and immediate annuities. The Company has identified itself as a single segment entity.

      The assets and liabilities related to flexible premium deferred variable annuity contracts and variable life policies are legally segregated and reflected as Separate Account assets and liabilities and carried at fair value in the consolidated statements of financial position. Investment income and realized gains and losses of the Separate Accounts accrue directly to the contractholders (net of fees) and, therefore, are not included in the Company's consolidated statements of operations and comprehensive income.

CONSOLIDATED RESULTS OF OPERATIONS


($ in thousands)
                                                 1998        1997       1996
                                                 ----        ----       -----

Net investment income                        $   10,240  $   10,570   $   9,519
                                             ==========  ==========  ==========
Realized capital gains and losses, after-tax $       87  $       11   $       4
                                             ==========  ==========  ==========
Operating costs and expenses                 $        -  $        -   $     457
                                             ==========  ==========  ==========
Net income                                   $    6,670  $    6,852   $   5,583
                                             ==========  ==========  ==========
Total investments                            $  162,659  $  148,931   $ 139,499
                                             ==========  ==========  ==========

      The Company has reinsurance agreements under which contract and policy related transactions are transferred primarily to ALIC. The Company's consolidated results of operations and comprehensive income include only net investment income and realized capital gains and losses earned on the assets of the Company that are not transferred under the reinsurance agreements, and income provided by the Company's broker-dealer subsidiary, Allstate Financial Distributors, Inc.. Prior to December 31, 1996, the Company retained a block of paid up life insurance, which was ceded to ALIC on that date.

      Net income was $6.7 million in 1998 compared to $6.9 million in 1997, as lower net investment income was partially offset by higher realized capital gains and losses. In 1997, net income was higher than in 1996 primarily due to increased net investment income.

                       Lincoln Benefit Life Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


      Pretax net investment income decreased 3.1% to $10.2 million in 1998 primarily due to lower income from the broker-dealer. In 1997, pretax net investment income increased by $1.1 million, or 11.0%. The increased investment income was due to higher investment balances, arising from positive cash flows from operating activities and increased broker-dealer income.

      In 1997, operating costs and expenses decreased as a result of the cession of the block of paid up life insurance and the expenses on that block of business that were incurred in 1996.

      Realized capital gains, after-tax, were $87 thousand and $11 thousand in 1998 and 1997, respectively, and arose principally from pre-payments of fixed income securities.

CONSOLIDATED FINANCIAL POSITION


($ in thousands)

                                            1998            1997
                                            ----            ----
Fixed income securities (1)              $  158,984      $  147,911
Short-term investments                        3,675           1,020
                                         ----------      ----------
         Total investments               $  162,659      $  148,931
                                         ==========      ==========
Reinsurance recoverable from ALIC        $6,933,084      $6,732,755
                                         ==========      ==========
Separate Account assets and liabilities   $ 763,416      $  447,658
                                         ==========      ==========
Contractholder funds                     $6,785,070      $6,607,130
                                         ==========      ==========

(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $149,898 and $141,553 at December 31, 1998 and 1997, respectively.

      Total investments increased to $162.7 million at December 31, 1998 from $148.9 million at December 31, 1997. The increase was primarily due to amounts invested from positive cash flows generated from operations and increases in market values of fixed income securities.

Fixed Income Securities   The  Company's  fixed  income  securities portfolio
consists of publicly traded corporate bonds, mortgage-backed securities, and U.S. government bonds. The Company generally holds its fixed income securities for the long term, but has classified all these securities as available for sale to allow maximum flexibility in portfolio management. At December 31, 1998, unrealized net capital gains on the fixed income securities portfolio totaled $9.1 million compared to $6.4 million as of December 31, 1997. The increase in the unrealized gain position is primarily attributable to lower interest rates.

                       Lincoln Benefit Life Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations



      At December 31, 1998, all of the Company's fixed income securities portfolio was rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating. The quality mix of the Company's fixed income securities portfolio at December 31, 1998 is presented below.

($ in thousands)

      NAIC
    ratings       Moody's equivalent description  Fair value    Percent to total
    -------       ------------------------------- ----------   -----------------

       1           Aaa/Aa/A                      $  146,533          92.2%
       2           Baa                               12,451           7.8%
                                                  ----------      ----------
                                                   $158,984         100.0%
                                                  ==========      ==========


      At December 31, 1998 and 1997, $51.2 million and $55.1 million, respectively, of the fixed income portfolio were invested in mortgage-backed securities ("MBS"). At December 31, 1998, all of the MBS were investment grade and approximately 97% have underlying collateral guaranteed by the U.S. government entities; thus credit risk is minimal.

      MBS, however, are subject to interest rate risk as the duration and ultimate realized yield are affected by the rate of repayment of the underlying mortgages. The Company attempts to limit interest rate risk by purchasing MBS where cost does not significantly exceed par value, and with repayment protection to provide a more certain cash flow to the Company. At December 31, 1998, the amortized cost of the MBS portfolio was below par value by $2.4 million and over 23% of the MBS portfolio was invested in planned amortization class bonds. This type of MBS is purchased to provide additional protection against declining interest rates.


      The Company closely monitors its fixed income portfolio for declines in value that are other than temporary. Securities are placed on non-accrual status when they are in default or when the receipt of interest payments is in doubt.


Short-term  investments    The Company's short-term investment portfolio was
$3.7 million and $1.0 million at December 31, 1998 and 1997, respectively. The Company invests available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of one year or less.

Contractholder funds and reinsurance  recoverable from ALIC      Contractholder
funds increased  $177.9  million  and $185.0  million at  December  31, 1998 and
1997, respectively. Reinsurance recoverable from ALIC increased $200.3 million and $188.0 million at December 31, 1998 and 1997, respectively.
In 1998, the increase in contractholder funds was due primarily to universal life-type policies, as higher sales and interest credited to contractholders were partially offset by surrenders and benefits paid on
universal  life-type policies.   Reinsurance  recoverable  from  ALIC  relates
to  contract  benefit obligations ceded to ALIC.

Separate Accounts     Separate Account assets and liabilities increased by
$315.8 million, primarily attributable to sales of flexible premium deferred variable annuity and variable life contracts and favorable investment performance of the Separate Accounts investment portfolios, partially offset by variable annuity surrenders and withdrawals.

                       Lincoln Benefit Life Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations



MARKET RISK


      Market risk is the risk that the Company will incur losses due to adverse changes in equity prices or interest rates. The Company's primary market risk exposure is to changes in interest rates, although the Company also has certain exposures to changes in equity prices.

Interest Rate Risk    Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates, as the Company invests substantial funds in interest-sensitive assets.

      One way to quantify this exposure is duration. Duration measures the sensitivity of the fair value of assets to changes in interest rates. For example, if interest rates increase 1%, the fair value of an asset with a duration of 5 years is expected to decrease in value by approximately 5%. At December 31, 1998, the Company's asset duration was approximately 4.3 years, a slight decrease from the 4.6 years reported for December 31, 1997.

      To calculate duration, the Company projects asset cash flows and discounts them to a net present value basis using a risk-free market rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at an alternative level of interest rates, and determining the percentage change in fair value from the base case. The projections include assumptions (based upon historical market and Company specific experience) reflecting the impact of changing interest rates on the prepayment and/or option features of instruments, where applicable. Such assumptions relate primarily to mortgage-backed securities, collateralized mortgage obligations, and municipal and corporate obligations.

      Based upon the information and assumptions the Company uses in its duration calculation and interest rates in effect at December 31, 1998, management estimates that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of its assets identified above by approximately $6.8 million, an amount essentially unchanged from the amount reported for December 31, 1997. The selection of a 100 basis point immediate rate shock should not be construed as a prediction by the Company's management of future market events; but rather, to illustrate the potential impact of such an event.

      To the extent that actual results differ from the assumptions utilized, the Company's duration and rate shock measures could be significantly impacted. Additionally, the Company's calculation assumes that the current relationship between short-term and long-term interest rates (the term structure of interest rates) will remain constant over time. As a result, these calculations may not fully capture the impact of non-parallel changes in the term structure of interest rates and/or large changes in interest rates.

Equity  Price Risk    Equity price risk is the risk that the Company will incur
economic losses due to adverse changes in equity prices. At December 31, 1998 the Company had variable annuity and variable life funds with balances totaling $763.4 million. The Company earns mortality and expense fees as a percentage of fund balance. In the event of an immediate decline of 10% in the fund balances due to equity market declines, the Company would earn approximately $1.0 million less in annualized fee income which would be ceded to ALIC.

Corporate  Oversight    In formulating and implementing  policies for investing
new and existing funds, AIC, as indirect parent of the Company, administers and oversees investment risk management processes primarily through three oversight bodies: the Boards of Directors and Investment Committees of its operating subsidiaries, and the Credit and Risk Management Committee ("CRMC"). The Boards of Directors and Investment Committees provide executive oversight of investment activities. The CRMC is a senior management committee consisting of the Chief Investment Officer, the Investment Risk Manager, and other investment officers who are responsible for the day-to-day management of market risk. The CRMC meets at least monthly to provide detailed oversight of investment risk, including market risk.

                       Lincoln Benefit Life Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


      AIC has investment guidelines that define the overall framework for managing market and other investment risks, including the accountabilities and controls over these activities. In addition, AIC has specific investment policies for each of its affiliates, including the Company, that delineate the investment limits and strategies that are appropriate for the Company's liquidity, surplus, product and regulatory requirements.

LIQUIDITY AND CAPITAL RESOURCES

      Under the terms of reinsurance agreements, all premiums and deposits, excluding those relating to Separate Accounts, are transferred primarily to ALIC, which maintains the investment portfolios supporting the Company's products. Payments of policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and certain operating costs are also reimbursed primarily by ALIC, under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct reinsurer for risks reinsured. The Company's ability to meet liquidity demands is dependent on ALIC's ability to meet those demands. ALIC's claims-paying ability was rated Aa2, AA+, and A+ by Moody's, Standard & Poor's and A.M. Best, respectively at December 31, 1998.

      The primary sources for the remainder of the Company's funds are collection of principal and interest from the investment portfolio and capital contributions from ALIC. The primary uses for the remainder of the Company's funds are to purchase investments and pay costs associated with the maintenance of the Company's investment portfolio.

      At December 31, 1998, the Moody's and Standard and Poor's financial strength ratings for the Company were Aa2 and AA+, respectively.

      The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The requirement consists of a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks. At December 31, 1998, RBC for the Company was significantly above levels that would require regulatory actions.

YEAR 2000

      The Company is dependent upon certain services provided for it by the Corporation including computer-related systems, and systems and equipment that are not typically thought of as computer-related (referred to as "non-IT"). For this reason, the Company is reliant upon the Corporation for the establishment and maintenance of its computer-related systems and non-IT.

                     Lincoln Benefit Life Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


      The Corporation is heavily dependent upon complex computer systems for all phases of its operations, including customer service, insurance processing, underwriting, loss reserving, investments and other enterprise systems. Since many of the Corporation's older computer software programs recognize only the last two digits of the year in any date, some software may fail to operate properly in or after the year 1999, if the software is not reprogrammed, remediated, or replaced ("Year 2000"). Also, non-IT often contain embedded hardware or software that may have a Year 2000 sensitive component. The Corporation believes that many of its counterparties and suppliers also have Year 2000 issues and non-IT issues which could affect the Corporation.

      In 1995, the Corporation commenced a plan consisting of four phases which are intended to mitigate and/or prevent the adverse effects of Year 2000 issues on its systems: 1) inventory and assessment of affected systems and equipment,
2) remediation and compliance of systems and equipment through strategies that include the replacement or enhancement of existing systems, upgrades to operating systems already covered by maintenance agreements and modifications to existing systems to make them Year 2000 compliant, 3) testing of systems using clock-forward testing for both current and future dates and for dates which trigger specific processing, and 4) contingency planning which will address possible adverse scenarios and the potential financial impact to the Corporation's results of operations, liquidity or financial position.

      The Corporation believes that the first three steps of this plan, assessment, remediation and testing, including clock-forward testing which is being performed on the Corporation's systems and non-IT, are mostly complete for the Corporation's critical systems. In April 1998, the Corporation announced its main premium application system, ALERT, which manages more than 20 million auto and homeowners policies is Year 2000 compliant. The Corporation is relying on other remediation techniques for its midrange and personal computer environments, and certain mainframe applications.

      Certain investment processing systems, midrange computers and personal computer environments are planned to be remediated by the middle of 1999, and some systems and non-IT related to discontinued or non-critical functions of the Corporation are planned to be abandoned by the end of 1999.

      The Corporation is currently in the process of identifying key processes and developing contingency plans in the event that the systems supporting these key processes are not Year 2000 compliant at the end of 1999. Management believes these contingency plans should be completed by mid-1999. Until these plans are complete, management is unable to determine an estimate of the most reasonably possible worst case scenario due to issues relating to the Year 2000.

      In addition, the Corporation is actively working with its major external counterparties and suppliers to assess their compliance efforts and the Corporation's exposure to both their Year 2000 issues and non-IT issues. This assessment has included the solicitation of external counterparties and suppliers, evaluating responses received and testing third party interfaces and interactions to determine compliance. Currently, the Corporation has solicited approximately 1,500 and has received responses from approximately 75% of its counterparties and suppliers. The Corporation will continue its efforts to solicit responses on Year 2000 compliance from these parties. The majority of these responses have stated that the counterparties and suppliers believe that they will be Year 2000 compliant and that no transactions will be affected. However, some key vendors have not provided affirmative responses to date. The Corporation has also decided to test certain interfaces and interactions to gain additional assurance on third party compliance. If key vendors are unable to meet the Year 2000 requirement, the Corporation is preparing contingency plans that will allow the Corporation to continue to sell its products and to service its customers. Management believes these contingency plans should be completed by mid-1999. The Corporation currently does not have sufficient information to determine whether or not all of its external counterparties and suppliers will be Year 2000 ready.

                       Lincoln Benefit Life Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


     The Corporation is currently assessing the level of Year 2000 risk associated with certain personal lines policies that have been issued. To date, no changes have been made in the coverages provided by the Corporation's personal auto or homeowners lines policies to specifically exclude coverage for Year 2000 related claims. This does not mean that all losses, or any particular type of loss, that might be related to Year 2000 will be covered. Rather, all claims will continue to be evaluated on a case-by-case basis to determine whether coverage is available for a particular loss in accordance with the applicable terms and conditions of the policy in force.

      The Corporation also has investments which have been publicly or privately placed. The Corporation may be exposed to the risk that the issuers of these investments will be adversely impacted by Year 2000 issues. The Company assesses the impact which Year 2000 issues have on the Corporation's investments as part of due diligence for proposed new investments, and in its ongoing review of all current portfolio holdings. Any recommended actions with respect to individual investments are determined by taking into account the potential impact of Year 2000 on the issuer. Contingency plans are being created for any securities held whose issuer is determined to not be Year 2000 compliant.

      The Corporation presently believes that it will resolve the Year 2000 issue in a timely manner. Year 2000 costs are expensed as incurred, therefore the majority of expenses related to this project have been incurred as of December 31, 1998. The Corporation estimates that approximately $125 million in costs will be incurred between the years of 1995 and 2000. These amounts include costs directly related to fixing Year 2000 issues, such as modifying software and hiring Year 2000 solution providers. These amounts also include costs to replace certain non-compliant systems which would not have been otherwise replaced. A portion of these costs will be incurred by the Company on a pro rata basis of usage of the computer-related systems and non-IT, as compared to the usage of all entities which share these services with the Corporation. These amounts are not expected to be material to the results of operations of the Company.

PENDING ACCOUNTING STANDARDS

      In December 1997,   the Accounting Standards Executive Committee of the
American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-related Assessments." The SOP is required to be adopted in 1999. The SOP provides guidance concerning when to recognize a liability for insurance-related assessments and how those liabilities should be measured. Specifically, insurance-related assessments should be recognized as liabilities when all of the following criteria have been met: 1) an assessment has been imposed or it is probable that an assessment will be imposed, 2) the event obligating an entity to pay an assessment has occurred and 3) the amount of the assessment can be reasonably estimated. The Company is currently evaluating the effects of this SOP on its accounting for insurance-related assessments. Certain information required for compliance is not currently available and therefore the Company is studying alternatives for estimating the accrual. In addition, industry groups are working to improve the information available. Adoption of this standard is not expected to be material to the results of operations or financial position of the Company.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The pertinent provisions of Management's Discussion and Analysis of Financial Condition and Results of Operations are herein incorporated by reference.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        Consolidated Financial Statements

                                      INDEX
                                                                           PAGE

Independent Auditors' Report............................................    F-1

Consolidated Financial Statements:

   Consolidated Statements of Financial Position
      December 31, 1998 and 1997........................................    F-2

   Consolidated Statements of Operations and Comprehensive Income
      for the Years Ended December 31, 1998, 1997 and 1996..............    F-3

   Consolidated Statements of Shareholder's Equity for the Years Ended
      December 31, 1998, 1997 and 1996..................................    F-4

   Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1998, 1997 and 1996..................................    F-5

   Notes to Consolidated Financial Statements...........................    F-6

   Schedule IV - Reinsurance for the Years Ended
      December 31, 1998, 1997 and 1996..................................    F-17

INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
LINCOLN BENEFIT LIFE COMPANY:

We have audited the accompanying consolidated statements of Financial Position of Lincoln Benefit Life Company and subsidiary (the "Company", an affiliate of The Allstate Corporation) as of December 31, 1998 and 1997, and the related consolidated Statements of Operations and Comprehensive Income, Shareholder's Equity and Cash Flows for each of the three years in the period ended December 31, 1998. Our audits also included Schedule IV - Reinsurance. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, Schedule IV - Reinsurance, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ Deloitte & Touche LLP

Chicago, Illinois
February 19, 1999

                          LINCOLN BENEFIT LIFE COMPANY
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



                                                              December 31,
                                                              ------------
($ in thousands)                                           1998          1997
                                                           ----          ----

Assets
Investments
    Fixed income securities, at fair value
        (amortized cost $149,898 and $141,553)          $  158,984  $  147,911
    Short-term                                               3,675       1,020
                                                        ----------  ----------
    Total investments                                      162,659     148,931

Cash                                                         1,735       4,220
Reinsurance recoverable from Allstate Life
    Insurance Company                                    6,933,084   6,732,755
Reinsurance recoverable from non-affiliates                191,092     127,182
Receivable from affiliates, net                             37,103      14,481
Other assets                                                30,919      31,976
Separate Accounts                                          763,416     447,658
                                                         ----------  ----------
             Total assets                               $8,120,008  $7,507,203
                                                         ==========  ==========

Liabilities
Reserve for life-contingent contract benefits           $  338,069  $  252,195
Contractholder funds                                     6,785,070   6,607,130
Current income taxes payable                                 3,659       1,128
Deferred income taxes                                        5,546       4,149
Other liabilities and accrued expenses                      64,470      43,609
Separate Accounts                                          763,416     447,658
                                                         ----------  ----------
             Total liabilities                           7,960,230   7,355,869
                                                         ----------  ----------

Commitments and Contingent Liabilities (Note 8)

Shareholder's Equity
Common stock, $100 par value, 30,000 shares
     authorized, 25,000 issued and outstanding                2,500       2,500
Additional capital paid-in                                  116,750     116,750
Retained income                                              34,622      27,952

Accumulated other comprehensive income:
   Unrealized net capital gains                               5,906       4,132
                                                         ----------  ----------
   Total accumulated other comprehensive income               5,906       4,132
                                                         ----------  ----------
   Total shareholder's equity                               159,778     151,334
                                                         ----------  ----------
   Total liabilities and shareholder's equity            $8,120,008  $7,507,203
                                                         ==========  ==========


See notes to consolidated financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME


                                                        Year Ended December 31,
                                                        -----------------------
($ in thousands)                                      1998      1997       1996
                                                      ----      ----       ----
Revenues
Net investment income                               $10,240   $10,570   $ 9,519
Realized capital gains and losses                       134        17         6
                                                    -------   -------   -------
                                                     10,374    10,587     9,525
Costs and expenses
Provision for policy benefits (net of reinsurance
   recoveries of $496,140, $464,154 and $419,936)        --        --       465
Operating costs and expenses                             --        --       457
                                                    -------   -------   -------
                                                         --        --       922
                                                    -------   -------   -------


Income from operations before income tax expense     10,374    10,587     8,603
Income tax expense                                    3,704     3,735     3,020
                                                    -------   -------   -------

Net income                                            6,670     6,852     5,583
                                                    -------   -------   -------

Other comprehensive income, after tax
  Change in unrealized net capital gains and losses   1,774     2,331    (3,197)
                                                    -------   -------   -------

  Comprehensive income                              $ 8,444   $ 9,183   $ 2,386
                                                    =======   =======   =======



See notes to consolidated financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY



                                                         December 31,
                                                         ------------
($ in thousands)                                  1998      1997        1996
                                                  ----      ----        ----

Common Stock                                   $   2,500  $   2,500   $   2,500
                                               ---------  ---------   ---------

Additional capital paid-in                       116,750    116,750     116,750
                                               ---------  ---------   ---------

Retained income
Balance, beginning of year                        27,952     21,110      18,060
Net income                                         6,670      6,852       5,583
Dividend-in-kind                                      --        (10)     (2,533)
                                               ---------  ---------   ---------
Balance, end of year                              34,622     27,952      21,110
                                               ---------  ---------   ---------

Accumulated other comprehensive income
Balance, beginning of year                         4,132      1,801       4,998
Change in unrealized net capital gains and loss    1,774      2,331      (3,197)
                                               ---------  ---------   ---------
Balance, end of year                               5,906      4,132       1,801
                                               ---------  ---------   ---------

      Total shareholder's equity               $ 159,778  $ 151,334   $ 142,161
                                               =========  =========   =========


See notes to consolidated financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                       Year Ended December 31,
                                                       -----------------------
($ in thousands)                                    1998        1997      1996
                                                    ----        ----      ----

Cash flows from operating activities
Net income                                       $  6,670   $  6,852   $  5,583
Adjustments to reconcile net income to net
 cash provided by operating activities
 Depreciation, amortization and other non-cash items   10         20         50
 Realized capital gains and losses                   (134)       (17)        (6)
 Changes in:
  Life-contingent contract benefits and
   contractholder funds                              (425)       427     (4,918)
    Income taxes payable                            2,973       (381)       143
    Other operating assets and liabilities         (1,047)    (4,606)    10,473
                                                 --------   --------   --------
     Net cash provided by operating activties       8,047      2,295     11,325
                                                 --------   --------   --------

Cash flows from investing activities
Fixed income securities
    Investment collections                         10,710     11,980      8,759
    Investment purchases                          (18,587)   (18,307)   (17,570)
Change in short-term investments, net              (2,655)       840      4,489
                                                 --------   --------   --------
    Net cash used in investing activities         (10,532)    (5,487)    (4,322)
                                                 --------   --------   --------

Net (decrease) increase in cash                    (2,485)    (3,192)     7,003
Cash at beginning of year                           4,220      7,412        409
                                                 --------   --------   --------
Cash at end of year                              $  1,735   $  4,220   $  7,412
                                                 ========   ========   ========

Supplemental disclosure of cash flow information
 Noncash financing activity:
  Dividend-in-kind to Allstate Life Insurance    $      -   $    (10) $ (2,533)
                                                 ========   ========   ========


  See notes to consolidated financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ($ in thousands)


1.   General

Basis of presentation
The accompanying consolidated financial statements include the accounts of Lincoln Benefit Life Company ("LBL") and its wholly owned subsidiary, Allstate Financial Distributors, Inc., formerly Lincoln Benefit Financial Services, a registered broker-dealer (collectively, the "Company"). LBL is a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"). These consolidated financial statements have been prepared in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated.

To conform with the 1998 presentation, certain amounts in the prior years' financial statements and notes have been reclassified.

Nature of operations
The Company markets a broad line of life insurance and savings products primarily through independent insurance agents and brokers. Life insurance includes traditional products such as whole life and term life insurance, as well as variable life, universal life and other interest-sensitive life products. Savings products include deferred annuities, such as variable annuities and fixed rate single and flexible premium annuities, and immediate annuities. In 1998, annuity premiums and deposits represented approximately 70% of the Company's total statutory premiums and deposits.

Annuity contracts and life insurance policies issued by the Company are subject to discretionary surrender or withdrawal by customers, subject to applicable surrender charges. These policies and contracts are reinsured primarily with ALIC (see Note 3), which invests premiums and deposits to provide cash flows that will be used to fund future benefits and expenses.

The Company monitors economic and regulatory developments which have the potential to impact its business. There continues to be proposed federal and state regulation and legislation that, if passed, would allow banks greater participation in the securities and insurance businesses. Such events would present an increased level of competition for sales of the Company's products. Furthermore, the market for deferred annuities and interest-sensitive life insurance is enhanced by the tax incentives available under current law. Any legislative changes which lessen these incentives are likely to negatively impact the demand for these products.

Additionally, traditional demutualizations of mutual insurance companies and enacted and pending state legislation to permit mutual insurance companies to convert to a hybrid structure known as a mutual holding company could have a number of significant effects on the Company by (1) increasing industry competition through consolidation caused by mergers and acquisitions related to the new corporate form of business; and (2) increasing competition in the capital markets.


The Company is authorized to sell life and savings products in all states except New York, as well as in the District of Columbia, Guam and the U.S. Virgin
Islands. The top geographic locations for statutory premiums and deposits for the Company were California, Wisconsin, Florida, Pennsylvania and Illinois for the year ended December 31, 1998. No other jurisdiction accounted for more than 5% of statutory premiums and deposits. All premiums and deposits are ceded under reinsurance agreements.

                        LINCOLN BENEFIT LIFE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ($ in thousands)



2.  Summary of Significant Accounting Policies

Investments
Fixed income securities include bonds and mortgage-backed securities. All fixed income securities are carried at fair value and may be sold prior to their contractual maturity ("available for sale"). The difference between amortized cost and fair value, net of deferred income taxes, is reflected as a component of shareholder's equity. Provisions are recognized for declines in the value of fixed income securities that are other than temporary. Such writedowns are included in realized capital gains and losses. Short-term investments are carried at cost or amortized cost which approximates fair value.


Investment income consists primarily of interest and dividends on short-term investments. Interest is recognized on an accrual basis and dividends are recorded at the ex-dividend date. Interest income on mortgaged-backed securities is determined on the effective yield method, based on the estimated principal repayments. Accrual of income is suspended for fixed income securities that are in default or when the receipt of interest payments is in doubt. Realized capital gains and losses are determined on a specific identification basis.


Reinsurance
The Company has reinsurance agreements whereby premiums, contract charges, credited interest, policy benefits and certain expenses are ceded, primarily to ALIC. Such amounts are reflected net of such reinsurance in the consolidated statements of operations and comprehensive income. The amounts shown in the Company's consolidated statements of operations and comprehensive income relate to the investment of those assets of the Company that are not transferred under reinsurance agreements. Reinsurance recoverable and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the consolidated statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.


Recognition of premium revenues and contract charges
Premiums for traditional life insurance and certain life-contingent annuities are recognized as revenue when due. Accident and disability premiums are earned on a pro rata basis over the policy period. Revenues on universal life-type contracts are comprised of contract charges and fees, and are recognized when assessed against the policyholder account balance. Revenues on investment contracts include contract charges and fees for contract administration and surrenders. These revenues are recognized when levied against the contract balances. Gross premium in excess of the net premium on limited payment contracts are deferred and recognized over the contract period. All premium revenues and contract charges are reinsured.

Income taxes
The income tax provision is calculated under the liability method and presented net of reinsurance. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. Deferred income taxes arise primarily from unrealized capital gains or losses on fixed income securities carried at fair value and differences in the tax bases of investments.

Separate Accounts
The Company issues flexible premium deferred variable annuities and variable life policies, the assets and liabilities of which are legally segregated and reflected in the accompanying consolidated statements of financial position as assets and liabilities of the Separate Accounts. The Company's Separate Accounts consist of: Lincoln Benefit Life Variable Annuity Account and Lincoln Benefit Life Variable Life Account. Each of the Separate Accounts are unit investment trusts registered with the Securities and Exchange Commission.

                        LINCOLN BENEFIT LIFE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ($ in thousands)


The assets of the Separate Accounts are carried at fair value. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and, therefore, are not included in the Company's consolidated statements of operations and comprehensive income. Revenues to the Company from the Separate Accounts consist of contract maintenance fees, administration fees, mortality and expense risk charges and cost of insurance charges, all of which are reinsured with ALIC.

Reserve for life-contingent contract benefits
The reserve for life-contingent contract benefits, which relates to traditional life insurance, fixed annuities with life contingencies, disability insurance and accident insurance, is computed on the basis of assumptions as to future investment yields, mortality, morbidity, terminations and expenses. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. Reserve interest rates ranged from 4.0% to 10.0% during 1998.

Contractholder funds
Contractholder funds arise from the issuance of individual or group policies and contracts that include an investment component, including most fixed annuities and universal life policies. Payments received are recorded as interest-bearing liabilities. Contractholder funds are equal to deposits received and interest credited to the benefit of the contractholder less withdrawals, mortality charges and administrative expenses. During 1998, credited interest rates on contractholder funds ranged from 4.40% to 9.25% for those contracts with fixed interest rates and from 1.08% to 15.15% for those with flexible rates.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New accounting standards
In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income is a measurement of certain changes in shareholder's equity that result from transactions and other economic events other than transactions with the shareholder. For the Company, these consist of changes in unrealized gains and losses on the investment portfolio (See Note 9).

In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 redefines how segments are determined and requires additional segment disclosures for both annual and interim financial reporting. The Company has identified itself as a single operating segment.

Pending accounting standards
In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position
("SOP")   97-3,   "Accounting by Insurance and Other Enterprises for
Insurance-related Assessments." The SOP is required to be adopted in 1999. The SOP provides guidance concerning when to recognize a liability for insurance-related assessments and how those liabilities should be measured. Specifically, insurance-related assessments should be recognized as liabilities when all of the following criteria have been met: 1) an assessment has been imposed or it is probable that an assessment will be imposed, 2) the event obligating an entity to pay an assessment has occurred and 3) the amount of the assessment can be reasonably estimated. The Company is currently evaluating the effects of this SOP on its accounting for insurance-related assessments. Certain information required for compliance is not currently available and therefore the Company is studying alternatives for estimating the accrual. In addition, industry groups are working to

                        LINCOLN BENEFIT LIFE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ($ in thousands)


improve the information available. Adoption of this standard is not expected to be material to the results of operations or financial position of the Company.


3.   Related Party Transactions

Reinsurance

The Company has reinsurance agreements whereby premiums, contract charges, credited interest, policy benefits and certain expenses are ceded, and reflected net of such cessions in the consolidated statements of operations and comprehensive income. The amounts shown in the Company's consolidated statements of operations and comprehensive income relate to the investment of those assets of the Company that are not transferred under reinsurance agreements. Reinsurance recoverable and the related reserve of life-contingent contract benefits and contractholder funds are reported separately in the consolidated statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

Investment income earned on the assets which support contractholder funds and the reserve for life-contingent contract benefits are not included in the Company's consolidated financial statements as those assets are owned and managed under terms of the reinsurance agreements. The following amounts were ceded to ALIC under reinsurance agreements.


                                                        Year ended December 31,
                                                        -----------------------
($ in thousands)                                       1998      1997      1996
                                                   --------  --------  --------

Premiums                                           $ 30,811  $ 34,834  $ 48,111
Contract charges                                    106,158    87,061    73,659
Credited interest, policy benefits, and other
     expenses                                       609,325   533,369   496,735

Effective December 31, 1996, the reinsurance treaty with ALIC was amended to also include a paid up block of life business which was previously retained by the Company. The reinsurance premium related to the transfer was $8,255 on a statutory accounting basis and $5,712 based upon generally accepted accounting principles, creating a dividend-in-kind of $2,543. The premium is equal to the sum of the aggregate policy reserves and policyholder dividend accumulation on this block of business as of December 31, 1996. The policy loans and accrued interest relating to this block of business totaled $554 and were also ceded to ALIC as of December 31, 1996, creating a non-cash financing transaction.

Business operations
The Company utilizes services provided by AIC and ALIC and business facilities owned or leased, and operated by AIC in conducting its business activities. The Company reimburses AIC and ALIC for the operating expenses incurred on behalf of the Company. The cost to the Company is determined by various allocation methods and is primarily related to the level of services provided. Operating expenses, including compensation and retirement and other benefit programs, allocated to the Company were $45,940, $34,947, and $25,094 in 1998, 1997 and 1996, respectively. Of these costs, the Company retains investment related expenses. All other costs are ceded to ALIC under reinsurance agreements.

                        LINCOLN BENEFIT LIFE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ($ in thousands)


4.       Investments

Fair values
The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:



                                                 Gross Unrealized
                                       Amortized   ---------------    Fair
                                        cost        Gains   Losses    value
                                      ----------- -------  --------  ----------
At December 31, 1998
U.S. government and agencies          $ 14,105  $  2,498  $      -   $ 16,603
Corporate                               84,547     3,548      (151)    87,944
Foreign government                       3,031       239         -      3,270
Mortgage-backed securities              48,215     2,972       (20)    51,167
                                      --------  --------  --------   --------
    Total fixed income securities     $149,898  $  9,257  $   (171)  $158,984
                                      ========  ========  ========   ========


At December 31, 1997
U.S. government and agencies          $ 14,598  $  1,760  $      -   $ 16,358
Corporate                               71,602     1,839      (297)    73,144
Foreign government                       3,040       229         -      3,269
Mortgage-backed securities              52,313     2,845       (18)    55,140
                                      --------  --------  --------   --------
    Total fixed income securities     $141,553  $  6,673  $   (315)  $147,911
                                     ========  ========  ========   ========
Scheduled maturities
The scheduled maturities for fixed income securities are as follows at December 31, 1998:
                                                Amortized    Fair
                                                  cost       value
                                                ---------- --------

Due in one year or less                        $  4,525  $  4,554
Due after one year through five years            25,829    26,625
Due after five years through ten years           58,047    60,861
Due after ten years                              13,282    15,777
                                                --------  --------
                                                101,683   107,817
Mortgage-backed securities                       48,215    51,167
                                                -------   -------
     Total                                     $149,898  $158,984
                                               ========  ========


Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

Net investment income
Year ended December 31,                 1998      1997     1996
                                        ----      ----     ----
Fixed income securities                $10,375  $10,723  $ 9,825
Short-term investments                     231      160      215
                                       -------  -------  -------
  Investment income,before expense      10,606   10,883   10,040
  Investment expense                       366      313      521
                                       -------  -------  -------
    Net investment income              $10,240  $10,570  $ 9,519
                                       =======  =======  =======

                        LINCOLN BENEFIT LIFE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ($ in thousands)


Realized capital gains and losses
Year ended December 31,                                  1998    1997    1996
                                                       ------  ------  ------

Fixed income securities                                $  134  $   17  $    6
    Income taxes                                           47       6       2
                                                        ------  ------  ------
    Realized capital gains and losses, after tax       $   87  $   11  $    4
                                                        ======  ======  ======

Excluding calls and prepayments, there were no gains or losses realized on sales of fixed income securities during 1998, 1997 and 1996.

Unrealized net capital gains
Unrealized   net  capital   gains  on  fixed  income   securities   included  in
shareholder's equity at December 31, 1998 are as follows:



                                                        Gross unrealized
                               Cost/                     ----------------    Unrealized
                           amortized cost   Fair value  Gains      Losses    net gains
                           -------------   ----------   ------     ------    ----------

Fixed income securities       $ 149,898     $ 158,984   $ 9,257   $ (171)    $ 9,086
                              =========      =========  ========  ========
Deferred income taxes                                                         (3,180)
                                                                             ----------
Unrealized net capital gains                                                  $ 5,906
                                                                             ==========


Change in unrealized net capital gains and losses
Year ended December 31,                     1998      1997      1996
                                            ----      ----      ----
Fixed income securities                  $ 2,729   $ 3,585   $(4,918)
Deferred income taxes                       (955)   (1,254)    1,721
                                          -------  -------   --------
Increase (decrease) in unrealized net
     capital gains                       $ 1,774   $ 2,331   $(3,197)
                                         =======   =======   ========
Securities on deposit
At December 31, 1998, fixed income securities with a carrying value of $8,945 were on deposit with regulatory authorities as required by law.

5. Financial Instruments


In the normal course of business, the Company invests in various financial assets and incurs various financial liabilities. The fair value estimates of financial instruments presented on the following page are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since a number of the Company's significant assets (including reinsurance recoverable) and liabilities (including traditional life and universal life-type insurance reserves, and deferred income taxes) are not considered financial instruments and are not carried at fair value. Other assets and liabilities considered financial instruments, such as accrued investment income and cash, are generally of a short-term nature. Their carrying values are assumed to approximate fair value.

                        LINCOLN BENEFIT LIFE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ($ in thousands)

Financial assets
The carrying value and fair value of financial assets at December 31, are as follows:

                                1998                 1997
                                ----                 ----
                         Carrying    Fair     Carrying   Fair
                          value      value      value    value
                          -------    ------   -------- -------

Fixed income securities  $158,984  $158,984  $147,911  $147,911
Short-term investments      3,675     3,675     1,020     1,020
Separate Accounts         763,416   763,416   447,658   447,658

Fair values for fixed income securities are based on quoted market prices where available. Non-quoted securities are valued based on discounted cash flows using current interest rates for similar securities. Short-term investments are highly liquid investments with maturities of less than one year whose carrying value approximates fair value. Separate Accounts assets are carried in the consolidated statements of financial position at fair value based on quoted market prices.

Financial liabilities
The carrying value and fair value of financial liabilities at December 31, are as follows:

                                   1998                     1997
                                   ----                     ----
                           Carrying    Fair       Carrying      Fair
                            value      value       value        value
                            -------  -------     ---------     ------
Contractholder funds on
 nvestment contracts    $5,220,485    $5,006,124   $5,188,474  $4,941,732
Separate Accounts          763,416       763,416      447,658     447,658


The fair value of contractholder funds on investment contracts is based on the terms of the underlying contracts. Reserves on investment contracts with no stated maturities (single premium and flexible premium deferred annuities) are valued at the account balance less surrender charges. The fair value of immediate annuities and annuities without life contingencies with fixed terms is estimated using discounted cash flow calculations based on interest rates currently offered for contracts with similar terms and durations. Separate Accounts liabilities are carried at the fair value of the underlying assets.


6.   Income Taxes

The Company joins the Corporation and its other eligible domestic subsidiaries (the "Allstate Group") in the filing of a consolidated federal income tax return and is party to a federal income tax allocation agreement (the "Allstate Tax Sharing Agreement"). Under the Allstate Tax Sharing Agreement, the Company pays to or receives from the Corporation the amount, if any, by which the Allstate Group's federal income tax liability is affected by virtue of inclusion of the Company in the consolidated federal income tax return. Effectively, this results in the Company's annual income tax provision being computed, with adjustments, as if the Company filed a separate return.

Prior to Sears, Roebuck and Co.'s ("Sears") distribution ("Sears distribution") on June 30, 1995 of its 80.3% ownership in the Corporation to Sears shareholders, the Allstate Group, including the Company, joined with Sears and its domestic business units (the "Sears Group") in the filing of a consolidated federal income tax return (the "Sears Tax Group") and were parties to a federal income tax allocation agreement (the "Tax Sharing Agreement"). Under the Tax Sharing Agreement, the Company, through the Corporation, paid to or received from the Sears Group the amount, if any, by which the Sears Tax Group's federal income tax liability was affected by virtue of inclusion of the Company in the consolidated federal income tax return.

                        LINCOLN BENEFIT LIFE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ($ in thousands)


As a result of the Sears distribution, the Allstate Group was no longer included in the Sears Tax Group, and the Tax Sharing Agreement was terminated. Accordingly, the Allstate Group and Sears Group entered into a new tax sharing agreement, which adopts many of the principles of the Tax Sharing Agreement and governs their respective rights and obligations with respect to federal income taxes for all periods prior to the Sears distribution, including the treatment of audits of tax returns for such periods.

The Internal Revenue Service ("IRS") has completed its review of the Allstate Group's income tax returns through the 1993 tax year. Any adjustments that may result from IRS examinations of tax returns are not expected to have a material impact on the financial position, liquidity or result of operations of the Company.

The components of the deferred income tax assets and liabilities at December 31, are as follow:
                                          1998          1997
                                          ----          ----
Deferred assets
Separate Accounts                         $   -      $   393
                                         ------       -------
Deferred liabilities
Unrealized net capital gains             (3,180)      (2,225)
Difference in tax bases of investments   (2,244)      (2,265)
Other liabilities                          (122)         (52)
                                        -------       -------
    Total deferred liabilities           (5,546)      (4,542)
                                        -------       -------
      Net deferred liability            $(5,546)     $(4,149)
                                         =======      =======

The components of the income tax expense for the year ended at December 31, are as follow:

                                1998     1997      1996
                                ----     ----      ----

Current                       $ 3,262  $ 4,321   $ 3,082
Deferred                          442     (586)      (62)
                              -------  -------   -------
    Total income tax expense  $ 3,704  $ 3,735   $ 3,020
                              =======  =======   =======

The Company paid income taxes of $731, $4,116 and $2,864 in 1998, 1997 and 1996, respectively. The Company had a current income tax liability of $3,659 and $1,128 at December 31, 1998 and 1997, respectively.

A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the year ended December 31, is as follows:

                                     1998      1997       1996
                                     ----      ----       ----
Statutory federal income tax rate    35.0%     35.0%      35.0%
Other                                  .7        .3         .1
                                     -----     -----      -----
Effective income tax rate            35.7%     35.3%      35.1%
                                     =====     =====      =====

                        LINCOLN BENEFIT LIFE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ($ in thousands)



Prior to January 1, 1984, the Company was entitled to exclude certain amounts from taxable income and accumulate such amounts in a "policyholder surplus" account. The balance in this account at December 31, 1998, approximately $340, will result in federal income taxes payable of $119 if distributed by the Company to ALIC. No provision for taxes has been made as the Company has no plan to distribute amounts from this account. No further additions to the account have been permitted since the Tax Reform Act of 1984.


7.       Statutory Financial Information

Permitted statutory accounting practices
The Company prepares its statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the Nebraska Department of Insurance. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Company does not follow any permitted statutory accounting practices that have a significant impact on statutory surplus or statutory net income.

The NAIC's codification initiative has produced a comprehensive guide of revised statutory accounting principles. While the NAIC has approved a January 1, 2001 implementation date for the newly developed guidance, companies must adhere to the implementation date adopted by their state of domicile. The Company's state of domicile, Nebraska, is continuing its comparison of codification and current statutory accounting requirements to determine the necessary revisions to existing state laws and regulations. The requirements are not expected to have a material impact on the statutory surplus of the Company.

Dividends
The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The payment of shareholder dividends by insurance companies without the prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in accordance with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that the Company can distribute during 1999 without prior approval of the Nebraska Department of Insurance is $14,434.

                        LINCOLN BENEFIT LIFE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ($ in thousands)


8.   Commitments and Contingent Liabilities

Leases

The Company leases certain office facilities. Total rent expense for all leases was $1,358, $1,274 and $1,039 in 1998, 1997 and 1996, respectively. Minimum rental commitments under noncancelable operating leases with initial or remaining term of more than one year as of December 31, are as follows:


                                                  1998
                                                  ----
                            1999                 $1,395
                            2000                  1,174
                            2001                     12
                            2002                     12
                            2003                     12
                            Thereafter              276
                                                 -------
                                                 $2,881
                                                 ======
In 1998, the Company accrued lease cancellation charges of $1,100 in anticipation of terminating a particular lease, included in the table above, for office space which is expected to be vacated by the end of 1999.

Regulation and legal proceedings
The Company's business is subject to the effects of a changing social, economic and regulatory environment. Public and regulatory initiatives have varied and have included employee benefit regulation, controls on medical care costs, removal of barriers preventing banks from engaging in securities and insurance business, tax law changes affecting the taxation of insurance companies, and tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles, and proposed legislation to prohibit the use of gender in determining insurance rates and benefits. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

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




                        LINCOLN BENEFIT LIFE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ($ in thousands)



9.       Other Comprehensive Income

The components of other comprehensive income on a pretax and after-tax basis for the year ended December 31, are as follows:

                                        1998                              1997                             1996
                               -----------------------------   -----------------------------     ----------------------------
                                                      After-                          After-                          After-
                              Pretax       Tax       tax        Pretax      Tax      tax         Pretax      Tax        tax
                              ------     ------    --------     -------     ----     ------      -------     ----     ------
Unrealized capital gains
and losses:
-------------------------
Unrealized holding
   gains (losses) arising
   during the period          $ 2,863   $(1,002)   $ 1,861    $ 3,602  $ (1,260) $   2,342     $  (4,912)   $ 1,719   $ (3,193)
Less: reclassification
   adjustment for
   realized capital gains
   included in net income         134       (47)        87         17        (6)        11             6       (2)          4
                               -------   -------    -------    -------   --------   -------      -------    -------    -------
Unrealized net capital
   gains (losses)               2,729      (955)     1,774      3,585    (1,254)     2,331       (4,918)     1,721     (3,197)
                               -------    -------    ------    ------    -------   -------      --------    -------   --------
Other comprehensive
   income                     $ 2,729    $ (955)   $ 1,774    $ 3,585   $(1,254)   $ 2,331      $(4,918)   $ 1,721    $(3,197)
                               =======    =======   =======    =======   =======   =======      ========    =======   ========



                          LINCOLN BENEFIT LIFE COMPANY
                            SCHEDULE IV- REINSURANCE
                                ($ in thousands)



                                    Gross                               Net
Year Ended December 31, 1998       amount           Ceded            amount
----------------------------      ------            -----            ------

Life insurance in force         $97,690,299  $    97,690,299  $            -
                                ===========  ===============  ==============
Premiums and contract charges:
         Life and annuities     $   287,839  $       287,839  $            -
         Accident and health          3,450            3,450               -
                                -----------  ---------------   -------------
                                $   291,289  $       291,289  $            -
                                ===========  ===============  ==============


                                  Gross                             Net
Year Ended December 31, 1997     amount           Ceded            amount
----------------------------     -------          ------           ------

Life insurance in force         $72,754,000    $72,754,000     $            -
                                ===========    ===========      =============
Premiums and contract charges:
         Life and annuities     $   277,825    $   277,825     $            -
         Accident and health         35,217         35,217                  -
                                -----------    -----------      -------------
                                $   313,042    $   313,042     $            -
                                ===========    ===========      =============


                                   Gross                             Net
Year Ended December 31, 1996       amount         Ceded             amount
----------------------------       ------         -----             ------

Life insurance in force         $51,514,000    $51,514,000   $            -
                                ============    ===========   =============
Premiums and contract charges:
         Life and annuities    $    191,475    $   191,475   $            -
         Accident and health          9,566          9,566                -
                               -------------  -----------    --------------
                               $    201,041    $   201,041   $            -
                               ============    ===========   ==============

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) The following  documents are filed as part of this Report. The page number, if any, listed opposite a document indicates the page number in the sequential numbering system in the manually signed original of this Report where such document can be found.

     (1) The consolidated financial statements filed as part of this Report are listed in Item 8.

      (2) Financial Statement Schedules

          Schedule IV - Reinsurance    page F-17

         (c)  Exhibits

              Exh. No.    Description
              --------    -----------
              3(a)        Articles of Incorporation*
              3(b)        Bylaws*
              27          Financial Data Schedule

-------------------------------------------------
* Incorporated herein by reference to the Registration Statement on Form S-6 for the Lincoln Benefit Life Variable Life Account (File No. 333-47717) filed March 11, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     LINCOLN BENEFIT LIFE COMPANY

                             By:     /s/ B. Eugene Wraith
                                     ---------------------
                                     B. Eugene Wraith
                                     President and Chief Operating Officer

                             Date:   March 30, 1998
                                     ---------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ B. Eugene Wraith
--------------------
B. Eugene Wraith             President, Chief Operating          March 30, 1999
(Principal Executive         Officer and Director
Officer)

/s/ Robert E. Rich
------------------
Robert E. Rich               Executive Vice President            March 30, 1999
                             and Director

/s/ Marvin P. Ehly
------------------
Marvin P. Ehly               Senior Vice President,              March 30, 1999
(Principal Financial         Treasurer and Director
Officer)

/s/ Janet P. Anderbery
----------------------
Janet P. Anderbery           Vice President                      March 30, 1999
(Principal Accounting        and Controller
Officer)

/s/ John H. Coleman
---------------------
John H. Coleman, III         Director                            March 30, 1999


---------------------
Peter H. Heckman             Chairman of the Board               March 30, 1999
                             and Chief Executive Officer


---------------------
Louis G. Lower, II           Director                            March 30, 1999

/s/ John J. Morris
-------------------
John J. Morris               Director                            March 30, 1999

/s/ Douglas F. Gaer
-------------------
Douglas F. Gaer              Director                            March 30, 1999


-------------------
Kevin Slawin                 Director                            March 30, 1999


-------------------
Michael J. Velotta           Director                            March 30, 1999

/s/ Dean M. Way
-------------------
Dean M. Way                  Director                            March 30, 1999

/s/ Carol S. Watson
-------------------
Carol S. Watson              Director                            March 30, 1999


--------------------
Patricia W. Wilson           Director                            March 30, 1999


--------------------
Thomas J. Wilson, II         Director                            March 30, 1999