Form 10-Q
period 1999-03-31
LINCOLN BENEFIT LIFE CO
filed 1999-05-14
CIK 910739

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

                 For the quarterly period ended: March 31, 1999

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

                                 1-800-525-9287
              (Registrant's telephone number, including area code)

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

Yes. . ./X/. .             No

         Indicate the number of shares of each of the issuer's classes of common stock as of March 31, 1999; there were 25,000 shares of common capital stock outstanding, par value $100 per share all of which shares are held by Allstate Life Insurance Company.

                         PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

            Consolidated Statements of Financial Position
            March 31, 1999 (Unaudited) and December 31, 1998.............    3

            Consolidated Statements of Operations
            Three Months Ended March 31, 1999 and March 31, 1998
            (Unaudited)..................................................    4

            Consolidated Statements of Cash Flows
            Three Months Ended March 31, 1999 and March 31, 1998
            (Unaudited)..................................................    5

            Notes to Financial Statements................................    6

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS................    9

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE
            ABOUT MARKET RISK*...........................................  N/A





                           PART II - OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS..........................................   13

Item 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS*.................   N/A

Item 3.     DEFAULTS UPON SENIOR SECURITIES*...........................   N/A

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS*...................................................   N/A

Item 5.     OTHER INFORMATION..........................................   13

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K...........................   13

SIGNATURE PAGE.........................................................   14




*Omitted pursuant to General Instruction H(2) of Form 10-Q.



                          LINCOLN BENEFIT LIFE COMPANY
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                                                                     MARCH 31,  DECEMBER 31,
                                                                                       1999         1998
                                                                                   -----------  -----------

($ in thousands)                                                                   (UNAUDITED)

ASSETS
Investments
   Fixed income securities at fair value (amortized
     cost $151,857 and $149,898)                                                    $  157,777   $  158,984
   Short-term                                                                            4,191        3,675
                                                                                    ----------   ----------
        Total investments                                                              161,968      162,659

Cash                                                                                     1,112        1,735
Reinsurance recoverable from Allstate Life
    Insurance Company                                                                7,044,779    6,933,084
Reinsurance recoverable non-affiliates                                                 215,981      191,092
Receivable from affiliates, net                                                         40,761       37,103
Other assets                                                                            29,634       30,919
Separate Accounts                                                                      861,531      763,416
                                                                                    ----------   ----------
          TOTAL ASSETS                                                              $8,355,766   $8,120,008
                                                                                    ==========   ==========

LIABILITIES
Reserve for life-contingent contract benefits                                       $  373,997   $  338,069
Contractholder funds                                                                 6,878,531    6,785,070
Current income taxes payable                                                             4,566        3,659
Deferred income taxes                                                                    4,453        5,546
Other liabilities and accrued expenses                                                  73,275       64,470
Separate Accounts                                                                      861,531      763,416
                                                                                    ----------   ----------
          TOTAL LIABILITIES                                                          8,196,353    7,960,230
                                                                                    ----------   ----------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 4)

SHAREHOLDER'S EQUITY
Common stock, $100 par value, 30,000 shares
    authorized, 25,000 issued and outstanding                                            2,500        2,500
Additional capital paid-in                                                             116,750      116,750
Retained income                                                                         36,315       34,622

Accumulated other comprehensive income:
    Unrealized net capital gains                                                         3,848        5,906
                                                                                    ----------   ----------
           TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME                                  3,848        5,906
                                                                                    ----------   ----------
           TOTAL SHAREHOLDER'S EQUITY                                                  159,413      159,778
                                                                                    ----------   ----------
           TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                               $8,355,766   $8,120,008
                                                                                    ==========   ==========


See notes to consolidated financial statements.



                          LINCOLN BENEFIT LIFE COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                         -----------------------
($ in thousands)                                                             1999        1998
                                                                         ----------   ----------

                                                                                (UNAUDITED)

REVENUES
Net investment income                                                    $    2,621   $    2,579
Realized capital gains and losses                                                 1         --
                                                                         ----------   ----------

INCOME BEFORE INCOME TAX EXPENSE                                              2,622        2,579

Income tax expense                                                              929          912
                                                                         ----------   ----------

NET INCOME                                                               $    1,693   $    1,667
                                                                         ==========   ==========



See notes to consolidated financial statements.



                          LINCOLN BENEFIT LIFE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                 ----------------------------
($ in thousands)                                                                    1999              1998
                                                                                 -----------       ----------
                                                                                         (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $    1,693        $    1,667
Adjustments to reconcile net income to net
    cash provided by operating activities
      Amortization and other non-cash items                                              20                11
      Realized capital gains and losses                                                  (1)                -
      Changes in:
        Life-contingent contract benefits and
          contractholder funds                                                       (1,561)              213
        Income taxes payable                                                            922               913
        Other operating assets and liabilities                                          646              (781)
                                                                                 ----------        ----------
           Net cash provided by operating activities                                  1,719             2,023
                                                                                 ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
    Investment collections                                                            4,986             1,792
    Investment purchases                                                             (6,812)           (3,070)
Change in short-term investments, net                                                  (516)           (3,473)
                                                                                 ----------        ----------
           Net cash used in investing activities                                     (2,342)           (4,751)
                                                                                 ----------        ----------

NET DECREASE IN CASH                                                                   (623)           (2,728)
CASH AT BEGINNING OF PERIOD                                                           1,735             4,220
                                                                                 ----------        ----------
CASH AT END OF PERIOD                                                            $    1,112        $    1,492
                                                                                 ==========        ==========




See notes to consolidated financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

              The accompanying consolidated financial statements include the accounts of Lincoln Benefit Life Company ("LBL") and its wholly owned subsidiary, Allstate Financial Distributors, Inc., (formerly Lincoln Benefit Life Financial Services) a registered broker-dealer (collectively, the "Company"). LBL is a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"). These consolidated financial statements have been prepared in conformity with generally accepted accounting principles.

              The consolidated financial statements and notes as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 are unaudited. The consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Lincoln Benefit Life Company Annual Report on Form 10K for 1998. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

              Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The SOP provides guidance concerning when to recognize a liability for insurance-related assessments and how those liabilities should be measured. Specifically, insurance-related assessments should be recognized as liabilities when all of the following criteria have been met: 1) an assessment has been imposed or it is probable that an assessment will be imposed, 2) the event obligating an entity to pay an assessment has occurred and 3) the amount of the assessment can be reasonably estimated. The adoption of this statement was immaterial to the Company's results of operations and financial position.

              To conform with the 1999 presentation, certain amounts in the prior years' consolidated financial statements and notes have been reclassified.


2.     REINSURANCE

              The Company has reinsurance agreements whereby premiums, contract charges, credited interest, policy benefits and certain expenses are ceded, primarily to ALIC and reflected net of such reinsurance in the consolidated statements of operations. The amounts shown in the Company's consolidated statements of operations relate to the investment of those assets of the Company that are not transferred under reinsurance agreements. Reinsurance recoverable and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the consolidated statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

                          LINCOLN BENEFIT LIFE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


              Investment income earned on the assets which support contractholder funds and the reserve for life-contingent contract benefits is not included in the Company's financial statements as those assets are owned and managed under the terms of reinsurance agreements. The following amounts were ceded to ALIC under reinsurance agreements.

                                                      THREE MONTHS ENDED
                                                            MARCH 31,
                                                 ----------------------------
       ($ in thousands)                            1999                 1998
                                                 --------             -------

       Premiums                                  $ 13,383             $ 9,148
       Contract charges                            31,897              24,569
       Credited interest, policy benefits,
           and expenses                           167,288             123,098


3.      COMPREHENSIVE INCOME

               The components of other comprehensive income on a pretax and after-tax basis for the three months ended March 31, are as follows:


       ($ in thousands)                                  1999                          1998
                                            ----------------------------    ---------------------------
                                                                  AFTER-                         AFTER-
                                             PRETAX      TAX       TAX       PRETAX     TAX       TAX
                                             ------      ---       ---       ------     ---       ---

       Unrealized capital gains and losses:
       ------------------------------------

       Unrealized holding (losses) gains
           arising during the period        $(3,165)   $ 1,108   $(2,057)   $    23   $     8   $    15
       Less: reclassification adjustment
           for realized net capital gains
           included in net income                 1         --         1         --        --        --
                                            -------    -------   -------    -------   -------   -------
       Other comprehensive
       (loss) income                        $(3,166)   $ 1,108    (2,058)   $    23   $     8        15
                                            =======    =======   -------    =======   =======   -------

Net income                                                         1,693                          1,667
                                                                 -------                        -------

Comprehensive (loss) income                                      $  (365)                       $ 1,682
                                                                 =======                        =======



                          LINCOLN BENEFIT LIFE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      4.       REGULATION AND LEGAL PROCEEDINGS

               The Company is subject to the effects of a changing social, economic and regulatory environment. Public and regulatory initiatives have varied and have included efforts to adversely influence and restrict premium rates, restrict the Company's ability to cancel policies, impose underwriting standards and expand overall regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

               Various other legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business. In the opinion of management, the ultimate liability, if any, in one or more of these actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

                          LINCOLN BENEFIT LIFE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     The following discussion highlights significant factors influencing results of operations and changes in financial position of Lincoln Benefit Life Company ("LBL") and its wholly owned subsidiary, Allstate Financial Distributors, Inc. (formerly Lincoln Benefit Life Financial Services) (collectively the "Company"). It should be read in conjunction with the consolidated financial statements and related notes thereto found under items 7 and 8 of Part II of the Lincoln Benefit Life Company Annual Report on Form 10-K for the year ended December 31, 1998.

     LBL is a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation. The Company markets life insurance and savings products through independent insurance agents and brokers. Life insurance includes traditional life, such as term and whole life insurance, as well as variable life and universal life products. Savings products consist of fixed annuity products, including indexed and market value adjusted annuities, as well as variable annuities. The Company has identified itself as a single segment entity.

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

CONSOLIDATED RESULTS OF OPERATIONS

($ in thousands)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    1999              1998
                                                  --------          ---------
Net investment income                          $       2,621     $       2,579
                                               =============     =============
Realized capital gains and losses, after-tax   $           1     $           -
                                               =============     =============
Net income                                     $       1,693     $       1,667
                                               =============     =============
Total investments                              $     161,968     $     153,780
                                               =============     =============

     The Company has reinsurance agreements under which contract and policy related transactions are transferred primarily to ALIC. The Company's consolidated results of operations include only net investment income and realized capital gains and losses earned on the assets of the Company that are not transferred under the reinsurance agreements, and income provided by the Company's broker-dealer subsidiary, Allstate Financial Distributors, Inc..

     Net income in the first quarter of 1999 increased $26 thousand compared to the first quarter of 1998. The increase in net income was driven by higher net investment income as higher investment balances from positive cash flows generated from operations were partially offset by slightly lower portfolio yields. Lower investment yields are due, in part, to the investment of proceeds from calls and maturities and the investment of positive cash flows from operations in securities yielding less than the average portfolio rate. In relatively low interest rate environments, funds from maturing investments may be reinvested at interest rates lower than those which prevailed when the funds were previously invested resulting in lower investment yields.

FINANCIAL POSITION

($ in thousands)

                                                   MARCH 31,      DECEMBER 31,
                                                     1999             1998
                                                   ---------      ------------
Fixed income securities (1)                   $      157,777    $      158,984
Short-term investments                                 4,191             3,675
                                              --------------    --------------
         Total investments                    $      161,968    $      162,659
                                              ==============    ==============
Reinsurance recoverable from ALIC             $    7,044,779    $    6,933,084
                                              ==============    ==============
Separate Account assets and liabilities       $      861,531    $      763,416
                                              ==============    ==============
Contractholder funds                          $    6,878,531    $    6,785,070
                                              ==============    ==============

(1)Fixed income securities are carried at fair value. Amortized cost for these securities was $151,857 and $149,898 at March 31, 1999 and December 31, 1998, respectively.

     Total investments were $162.0 million at March 31, 1999 compared to $162.7 million at December 31, 1998. Positive cash flows generated from operations were more than offset by a decrease in unrealized capital gains on fixed income securities. At March 31, 1999, unrealized net capital gains on fixed income securities were $5.9 million compared to $9.1 million at December 31, 1998.

     At March 31, 1999, all of the Company's fixed income securities portfolio is rated investment grade, with a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

     During the three months ended March 31, 1999, contractholder funds increased $93.5 million and reinsurance recoverable from ALIC under reinsurance agreements increased $111.7 million. Sales of fixed annuity contracts and interest credited to contractholders were partially offset by fixed annuity surrenders and withdrawals. Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

     Separate Account assets and liabilities increased $98.1 million to $861.5 million at March 31, 1999. The increase was primarily attributable to sales of flexible premium deferred variable annuity contracts and the favorable investment performance of the Separate Account investment portfolios, partially offset by transfers to the fixed account contract option and surrenders and withdrawals.


LIQUIDITY AND CAPITAL RESOURCES

     Under the terms of reinsurance agreements, all premiums and deposits, excluding those relating to Separate Accounts, are transferred primarily to ALIC, which maintains the investment portfolios supporting the Company's products. Payments of policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and certain operating costs are also reimbursed primarily by ALIC, under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct insurer for risks reinsured. The Company's ability to meet liquidity demands is dependent on ALIC's ability to meet those demands. ALIC's claim-paying ability was rated Aa2, AA+ and A+ by Moody's, Standard & Poor's and A.M. Best, respectively at March 31, 1999.

     The primary sources for the remainder of the Company's funds are collections of principal and interest from the investment portfolio and capital contributions from ALIC. The primary uses for the remainder of the Company's funds are to purchase investments and pay costs associated with the maintenance of the Company's investment portfolio.

YEAR 2000

     The Company is dependent upon certain services provided for it by the Corporation including computer-related systems, and systems and equipment not typically thought of as computer-related (referred to as "non-IT"). For this reason, the Company is reliant upon the Corporation for the establishment and maintenance of its computer-related systems and non-IT.

     The Corporation is heavily dependent upon complex computer systems for all phases of its operations, including customer service, insurance processing, underwriting, loss reserving, investments and other enterprise systems. Since many of the Corporation's older computer software programs recognize only the last two digits of the year in any date, some software may fail to operate properly in or after the year 1999, if the software is not reprogrammed, remediated, or replaced, ("Year 2000"). Also, non-IT often contains embedded hardware or software that may have a Year 2000 sensitive component. The Corporation believes that many of its counterparties and suppliers also have Year 2000 issues and non-IT issues which could affect the Corporation.

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

     Certain other processing systems are planned to be remediated by the middle of 1999, and the implementation and rollout of the remediated personal computer environment will continue through the third quarter of 1999. Some systems and non-IT related to discontinued or non-critical functions of the Corporation are planned to be abandoned by the end of 1999.

     The Corporation is currently in the process of developing contingency plans in the event that the systems supporting key processes are not Year 2000 compliant in or after the year 1999. Management believes these contingency plans should be completed by mid-1999 with testing of these plans conducted throughout the second half of 1999. Management has also begun to identify and model the impacts of the most reasonably likely worst case scenarios. Until these plans are complete, management is unable to determine an estimate of the most reasonably likely worst case scenario due to issues relating to the Year 2000.

     In addition, the Corporation is actively working with its major external counterparties and suppliers to assess their compliance efforts and the Corporation's exposure to both their Year 2000 issues and non-IT issues. This assessment has included the solicitation of external counterparties and suppliers, evaluating responses received and testing third party interfaces and interactions to determine compliance. Currently, the Corporation has solicited and has received responses from the majority of its counterparties and suppliers. These responses generally state that they believe they will be Year 2000 compliant and that no transactions will be affected. However, certain vendors are also in ongoing assessment and testing of their products whereby they are currently unable to identify all potential problems in certain products which are used by the Corporation. The Corporation believes that these vendors will make no statements regarding their Year 2000 readiness other than to publish declarations addressing specific compliance issues identified with their products. The Corporation has begun to work with these key vendors and is developing procedures in order to stay aware of any compliance issues encountered by these vendors. The Corporation has also decided to test certain interfaces and interactions to gain additional assurance on third party compliance. If key vendors are determined to be unable to meet the Year 2000 requirement, the Corporation is preparing contingency plans that will allow the Corporation to continue to sell its products and to service its customers. Management believes these contingency plans should be completed by mid-1999. The Corporation currently does not have sufficient information to determine whether or not all of its external counterparties and suppliers will be Year 2000 ready.

     The Corporation may be exposed to the risk that the issuers of investments in its portfolios will be adversely impacted by Year 2000 issues. The Corporation assesses the impact which Year 2000 issues have on the Corporation's investments as part of due diligence for proposed new investments and in its ongoing review of all current portfolio holdings. Any recommended actions with respect to individual investments are determined by taking into account the potential impact of Year 2000 on the issuer. The Corporation currently does not have sufficient information to determine the impacts of such exposures on their results of operations, liquidity or financial position.

     The Corporation presently believes that it will resolve the Year 2000 issue in a timely manner. Year 2000 costs are expensed as incurred, therefore the majority of the expenses related to this project have been incurred as of March 31, 1999. The Corporation estimates that approximately $125 million in costs will be incurred between the years of 1995 and 2000. These amounts include costs directly related to fixing Year 2000 issues, such as modifying software and hiring Year 2000 solution providers, as well as costs to replace certain non-compliant systems which would not have been otherwise replaced. A portion of these costs will be incurred by the Company on a pro rata basis of usage of the computer-related systems and non-IT, as compared to the usage of all entities which share these services with the Corporation. These amounts are not expected to be material to the results of operations of the Company.

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

*Incorporated herein by reference to the Registration Statement on Form N-4 for Lincoln Benefit Life Variable Annuity Account (File No. 333-50545, 811-07924) filed April 21, 1998.

**Incorporated herein by reference to the Registration Statement on Form N-4 for Lincoln Benefit Life Variable Annuity Account (File No. 333-50545, 811-07924) filed April 21, 1998. Incorporated herein by reference to the Registration Statement on Form N-4 for Lincoln Benefit Life Variable Annuity Account (File No. 333-50737, 811-07924) filed April 22, 1998.

***Incorporated herein by reference to the Post-effective Amendment #1 to Registration Statement on Form S-1 for Lincoln Benefit life Company (File No. 333-59765) filed April 1, 1999. Incorporated herein by reference to the Post-effective Amendment #1 to Registration Statement on Form S-1 for Lincoln Benefit Life Company (File No. 333-59769) filed April 1, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of May, 1999.



                          LINCOLN BENEFIT LIFE COMPANY
                                  (Registrant)


/s/  B. EUGENE WRAITH                          PRESIDENT, CHIEF OPERATING
---------------------                          OFFICER AND DIRECTOR
B. EUGENE WRAITH                               (Principal Executive Officer)



/s/  MARVIN P. EHLY                            SENIOR VICE PRESIDENT
---------------------                          TREASURER AND DIRECTOR
MARVIN P. EHLY                                 (Principal Financial Officer)