Form 10-Q
period 1999-06-30
LINCOLN BENEFIT LIFE CO
filed 1999-08-13
CIK 910739

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

                  For the quarterly period ended: June 30, 1999

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

Yes. . ./X/. .       No

     Indicate the number of shares of each of the issuer's classes of common stock as of June 30, 1999; there were 25,000 shares of common capital stock outstanding, par value $100 per share all of which shares are held by Allstate Life Insurance Company.


                     PART I - FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

           Consolidated Statements of Financial Position
           June 30, 1999 (Unaudited) and December 31,1998................     3

           Consolidated Statements of Operations
           Three Months Ended June 30, 1999 and June 30, 1998,
           and Six Months Ended June 30, 1999 and June 30, 1998
           (Unaudited)...................................................     4

           Consolidated Statements of Cash Flows
           Six Months Ended June 30, 1999 and June 30, 1998
           (Unaudited)...................................................     5


           Notes to Financial Statements.................................     6


Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................    11

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE
           ABOUT MARKET RISK*............................................   N/A


                       PART II OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS............................................     17

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS*...................    N/A

Item 3.    DEFAULTS UPON SENIOR SECURITIES*.............................    N/A

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS*.....................................................    N/A

Item 5.    OTHER INFORMATION............................................     17

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K..............................    17

SIGNATURE PAGE...........................................................    19


*Omitted pursuant to General Instruction H(2) of Form 10-Q.


                          LINCOLN BENEFIT LIFE COMPANY
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                   June 30,     December 31,
                                                                     1999           1998
                                                                 -------------  -------------
($ in thousands)                                                 (Unaudited)

Assets
Investments
   Fixed income securities at fair value
      (amortized cost $143,046 and $149,898)                      $   144,746    $   158,984
   Short-term                                                          15,605          3,675
                                                                       ------          -----
         Total investments                                            160,351        162,659

Cash                                                                    1,115          1,735
Reinsurance recoverable from
   Allstate Life Insurance Company                                  7,162,569      6,938,717
Reinsurance recoverable from non-affiliates                           231,846        191,092
Receivable from affiliates, net                                        51,962         37,073
Other assets                                                           26,989         25,286
Separate Accounts                                                   1,004,983        763,416
                                                                    ---------        -------
         Total assets                                             $ 8,639,815    $ 8,119,978
                                                                  ===========    ===========

Liabilities
Reserve for life-contingent contract benefits                     $   395,602    $   338,069
Contractholder funds                                                6,989,125      6,785,070
Current income taxes payable                                            5,308          3,659
Deferred income taxes                                                   2,982          5,546
Other liabilities and accrued expenses                                 83,729         64,440
Separate Accounts                                                   1,004,983        763,416
                                                                    ---------        -------
         Total liabilities                                          8,481,729      7,960,200
                                                                    ---------      ---------

Commitments and Contingent Liabilities (Note 4)


Shareholder's Equity
Common stock, $100 par value, 30,000 shares
      authorized, 25,000 issued and outstanding                         2,500          2,500
Additional capital paid-in                                            116,750        116,750
Retained income                                                        37,731         34,622

Accumulated other comprehensive income:
    Unrealized net capital gains                                        1,105          5,906
                                                                        -----          -----
         Total accumulated other comprehensive income                   1,105          5,906
                                                                        -----          -----
         Total shareholder's equity                                   158,086        159,778
                                                                      -------        -------
         Total liabilities and shareholder's equity               $ 8,639,815    $ 8,119,978
                                                                  ===========    ===========


See notes to consolidated financial statements.

                           LINCOLN BENEFIT LIFE COMPANY
                       CONSOLIDATED STATEMENTS OF OPERATIONS




                                      Three Months Ended         Six Months Ended
                                           June 30,                  June 30,
                                    ----------------------   -----------------------
($ in thousands)                          1999        1998         1999         1998
                                    ----------  ----------   ----------  -----------
                                         (Unaudited)              (Unaudited)

Revenues
Net investment income                 $ 2,727     $ 2,619      $ 5,386      $ 5,179
Realized capital gains and losses        (410)          -         (409)           -
Other income (expense)                   (153)         35         (191)          54
                                         ----          --         ----           --

Income from operations before
   income tax expense                   2,164       2,654        4,786        5,233
Income tax expense                        748         929        1,677        1,841
                                          ---         ---        -----        -----

Net income                            $ 1,416     $ 1,725      $ 3,109      $ 3,392
                                      =======     =======      =======      =======


See notes to consolidated financial statements.

                  LINCOLN BENEFIT LIFE COMPANY
             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Six Months Ended
                                                                            June 30,
                                                                     ---------------------
($ in thousands)                                                        1999       1998
                                                                     ---------  ----------
                                                                          (Unaudited)

Cash flows from operating activities
Net income                                                          $ 3,109     $ 3,392
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation, amortization and other non-cash items                7           -
       Realized capital gains and losses                                409           -
       Changes in:
           Reserve for life-contingent contract benefits
               and contractholder funds                              (3,018)     (6,728)
           Income taxes payable                                       1,670       7,500
           Other operating assets and liabilities                     1,337      55,546
                                                                      -----      ------
               Net cash provided by operating activities              3,514      59,710
                                                                      -----      ------


Cash flows from investing activities
Fixed income securities
       Proceeds from sales                                            9,193           -
       Investment collections                                         8,397       4,163
       Investment purchases                                          (9,805)     (6,200)
Change in short-term investments, net                               (11,919)     (4,846)
                                                                    -------      ------
               Net cash used in investing activities                 (4,134)     (6,883)
                                                                     ------      ------

Net (decrease) increase in cash                                        (620)     52,827
Cash at the beginning of year                                         1,735       4,220
                                                                      -----       -----
Cash at end of year                                                 $ 1,115    $ 57,047
                                                                    =======    ========


See notes to consolidated financial statemetns.

                          Lincoln Benefit Life Company
               Notes to Consolidated Financial Statements
                               (Unaudited)


1.   Basis of Presentation

The accompanying consolidated financial statements include the accounts of Lincoln Benefit Life Company ("LBL") and its wholly owned subsidiary, AFD, Inc., (formerly Allstate Financial Distributors, Inc.) a registered broker-dealer (collectively, the ("Company"). LBL is a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"). These consolidated financial statements have been prepared in conformity with generally accepted accounting principles.

The consolidated financial statements and notes as of June 30, 1999 and for the three month and six month periods ended June 30, 1999 and 1998 are unaudited. The consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Lincoln Benefit Life Company Annual Report on Form 10-K for 1998. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The SOP provides guidance concerning when to recognize a liability for insurance-related assessments and how those liabilities should be measured. Specifically, insurance-related assessments should be recognized as liabilities when all of the following criteria have been met: 1) an assessment has been imposed or it is probable that an assessment will be imposed, 2) the event obligating an entity to pay an assessment has occurred and 3) the amount of the assessment can be reasonably estimated. The adoption of this statement had an immaterial impact on the Company's results of operations and financial position.

To conform with the 1999 presentation, certain amounts in the prior years' consolidated financial statements and notes have been reclassified.

2.  Reinsurance

The Company has reinsurance agreements whereby premiums, contract charges, credited interest, policy benefits and certain expenses are ceded, primarily to ALIC and reflected net of such reinsurance in the consolidated statements of operations. The amounts shown in the Company's consolidated statements of operations relate to the investment of those assets of the Company that are not transferred under reinsurance agreements. Reinsurance recoverable and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the consolidated
                                      -6-

                          Lincoln Benefit Life Company
               Notes to Consolidated Financial Statements
                               (Unaudited)

statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

Investment income earned on the assets which support contractholder funds and the reserve for life-contingent contract benefits is not included in the Company's consolidated financial statements as those assets are owned and managed under the terms of reinsurance agreements. The following amounts were ceded to ALIC under reinsurance agreements.


                                   Three Months Ended    Six Months Ended
                                        June 30,             June 30,
                                  -------------------  -------------------
      ($ in thousands)               1999      1998      1999       1998
                                  ---------  --------  --------  ---------

      Premiums                     $ 16,541  $  8,815  $ 29,924   $ 17,963

      Contract charges               29,041    25,307    60,938     49,876
      Credited interest, policy
        benefits, and certain
        expenses                    182,651   165,134   349,939    288,232



                          Lincoln Benefit Life Company
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

3.    Comprehensive Income

The components of other comprehensive income on a pretax and after-tax basis are as follows:

                                                Three Months Ended June 30,
                                    ---------------------------------------------------
     ($ in thousands)                          1999                       1998
                                    -----------------------     -----------------------

                                                       After-                    After-
                                    Pretax     Tax        tax    Pretax    Tax     tax
                                    ------     ---        ---    ------    ---     ---

     Unrealized capital
       gains and losses:
     Unrealized holding
       (losses) gains arising
       during the period           $(4,630)  $1,620   $(3,010)   $ 895    $(313)  $582

     Less: reclassification
       adjustment for realized
       net capital losses
       included in net
       income                         (410)     143     (267)        -        -      -
                                       ----     ---     ----      ----     ----   ----
     Unrealized net capital
       (losses) gains               (4,220)   1,477   (2,743)     895    (313)     582
                                    ------    -----   ------      ---    ----     ----
     Other comprehensive
       (loss) income               $(4,220)  $1,477   (2,743)   $ 895   $(313)     582
                                   =======   =======            ======= =======
     Net income                                        1,416                     1,725
                                                       -----                     -----
     Comprehensive
       (loss) income                                 $(1,327)                   $2,307
                                                     =======                    ======




                          Lincoln Benefit Life Company
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


3.    Comprehensive Income (continued)


                                                   Six Months Ended June 30,
                                    ---------------------------------------------------
     ($ in thousands)                          1999                       1998
                                    -----------------------     -----------------------

                                                       After-                    After-
                                    Pretax     Tax        tax    Pretax    Tax     tax
                                    ------     ---        ---    ------    ---     ---

     Unrealized capital
       gains and losses:
     Unrealized holding
       (losses) gains arising
       during the period           $(7,795)  $2,728   $(5,067)   $ 918    $(321)  $597

     Less: reclassification
       adjustment for realized
       net capital losses
       included in net
       income                         (409)     143     (266)        -        -      -
                                       ----     ---     ----      ----     ----   ----
     Unrealized net capital
       (losses) gains               (7,386)   2,585   (4,801)     918    (321)     597
                                    ------    -----   ------      ---    ----     ----
     Other comprehensive
       (loss) income               $(7,386)  $2,585   (4,801)   $ 918   $(321)     597
                                   =======   =======            ======= =======
     Net income                                        3,109                     3,392
                                                       -----                     -----

     Comprehensive
       (loss) income                                 $(1,692)                   $3,989
                                                     =======                    ======



4.    Commitments and Contingent Liabilities

Regulation  and Legal  Proceedings

The Company is subject to the effects of a changing social, economic and regulatory environment. Public and regulatory initiatives have varied and have included employee benefit regulations, removal of barriers preventing banks from engaging in securities and insurance business, tax law changes affecting the taxation of insurance companies, and tax treatment of insurance products and its impact on the relative desirability of personal investment vehicles and proposed legislation to prohibit the use of gender in determining insurance rates and benefits. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

Various other legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business. In the opinion of management, the ultimate liability, if any, in one or more of these actions in excess of

                          Lincoln Benefit Life Company
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

                          Lincoln Benefit Life Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


The following discussion highlights significant factors influencing results of operations and changes in financial position of Lincoln Benefit Life Company ("LBL") and its wholly owned subsidiary, AFD, Inc., ("AFDI", formerly Allstate Financial Distributors, Inc. ) (collectively the "Company"). It should be read in conjunction with the consolidated financial statements and related notes thereto found under items 7 and 8 of Part II of the Lincoln Benefit Life Company Annual Report on Form 10-K for the year ended December 31, 1998.

LBL is a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"). The Company markets life insurance and savings products primarily through independent insurance agents and brokers. Life insurance includes traditional life, such as term and whole life insurance, as well as variable life and universal life products. Savings products consist of fixed annuity products, including indexed and market value adjusted annuities, as well as variable annuities. The Company has identified itself as a single segment entity.

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


Consolidated Results of Operations

      ($ in thousands)           Three Months Ended      Six Months Ended
                                      June 30,                June 30,
                                ---------------------  ---------------------
                                   1999       1998       1999        1998
                                ----------  ---------  ---------  ----------

      Net investment
         income                 $  2,727   $   2,619   $ 5,386     $ 5,179
                                ========   =========   =======     =======

      Realized capital gains
         and losses, after-tax  $   (267)   $      -   $  (266)    $     -
                                =========   ========   ========    =======

      Net income                $  1,416    $  1,725   $  3,109    $  3,392
                                ========     =======   ========    ========

      Total investments         $160,351    $156,904   $160,351    $156,904
                                ========    ========   ========    ========



The Company has reinsurance agreements under which contract and policy related transactions are transferred primarily to ALIC. The Company's consolidated results of operations include only net investment income and realized capital gains and losses earned on the assets of the Company that are not transferred under the reinsurance agreements. The results of AFDI and certain non-investment related expenses which

                          Lincoln Benefit Life Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

are not transferred under the reinsurance agreements are presented in other revenues and expenses.

Net income for the second quarter of 1999 and first half of 1999 was $1.4 million and $3.1 million, respectively, compared to $1.7 million and $3.4 million for the comparable periods in 1998. The decrease in net income for both periods was primarily due to realized capital losses arising from the sale of publicly-traded corporate bonds in the second quarter of 1999.

Pretax net investment income for the second quarter of 1999 increased 4.1% to $2.7 million compared to $2.6 million for the same period last year. For the first six months of 1999, pretax net investment income increased $207 thousand to $5.4 million compared to $5.2 million for the same period in 1998. For both periods higher investment balances from positive cash flows generated from operations were offset by lower investment yields and higher investment expenses. Investments at June 30, 1999, excluding Separate Accounts and unrealized gains on fixed income securities, grew 6.0% from the same period last year. Lower investment yields are due, in part, to the investment of proceeds from calls and maturities and the investment of positive cash flows from operations in securities yielding less than the average portfolio rate. In relatively low interest rate environments, funds from called or maturing investments may be reinvested at interest rates lower than those which prevailed when the funds were previously invested, resulting in lower investment yields.



    Financial Position

    ($ in thousands)                          June 30,       December 31,
                                                1999            1998
                                             ----------     ------------
    Fixed income securities (1)              $  144,746      $   158,984

    Short-term investments                       15,605            3,675
                                             ----------      -----------
      Total investments                      $  160,351      $   162,659
                                             ----------      -----------
                                             ----------      -----------
    Reinsurance recoverable from ALIC        $7,162,569      $ 6,938,717
                                             ----------      -----------
                                             ----------      -----------
    Separate Account assets and liabilities  $1,004,983      $   763,416
                                             ----------      -----------
                                             ----------      -----------
    Contracholder funds                      $6,989,125      $ 6,785,070
                                             ----------      -----------
                                             ----------      -----------

(1)Fixed income securities are carried at fair value. Amortized cost for these securities was $143,046 and $149,898 at June 30, 1999 and December 31, 1998, respectively.



Total investments were $160.4 million at June 30, 1999 compared to $162.7 million at December 31, 1998. Positive cash flows generated from operations were more than offset by a decrease in unrealized capital gains on fixed income securities. At June 30,
                                      -12-

                          Lincoln Benefit Life Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

1999, unrealized net capital gains on fixed income securities were $1.7 million compared to $9.1 million at December 31, 1998.

At June 30, 1999, all of the Company's fixed income securities portfolio is rated investment grade, with a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

Contractholder funds grew $204.1 million to $6.99 billion at June 30, 1999, primarily due to sales of indexed and market value adjusted annuity contracts and higher levels of interest credited to contractholder balances, partially offset by fixed annuity surrenders and withdrawals. Reinsurance recoverable from ALIC at June 30, 1999 was $7.16 billion versus $6.94 billion at December 31, 1998. Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

Separate Account assets and liabilities increased $241.6 million to $1.00 billion at June 30, 1999. The increase was primarily attributable to sales of flexible premium deferred variable annuity contracts and the favorable investment performance of the Separate Account investment portfolios.

Liquidity and Capital Resources

Under the terms of reinsurance agreements, all premiums and deposits, excluding those relating to Separate Accounts, are transferred primarily to ALIC, which maintains the investment portfolios supporting the Company's products. Payments of policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and certain operating costs are also reimbursed primarily by ALIC, under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct insurer for risks reinsured. The Company's ability to meet liquidity demands is dependent on ALIC's ability to meet those demands. ALIC's financial strength was rated Aa2, AA+ and A+ by Moody's, Standard & Poor's and A.M. Best, respectively, at June 30, 1999.

The primary source for the remainder of the Company's funds is the collection of principal and interest from the investment portfolio. The Company may also receive capital contributions from ALIC. The primary uses for the remainder of the Company's funds are to purchase investments and pay costs associated with the maintenance of the Company's investment portfolio.

Year 2000

The Company is dependent upon certain services provided for it by the Corporation including computer-related systems, and systems and equipment not typically thought of as computer-related (referred to as "non-IT"). For this reason, the Company is reliant upon the Corporation for the establishment and maintenance of its computer-related systems and equipment and non-IT.

                          Lincoln Benefit Life Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

The Corporation is heavily dependent upon complex computer systems and equipment for all phases of its operations, including product distribution, customer service, insurance processing, underwriting, loss reserving, investments and other enterprise systems. Since many older computer software programs recognize only the last two digits of the year in any date, some software may fail to operate properly in or after the year 1999 if the software is not reprogrammed, remediated, or replaced ("Year 2000"). Also, non-IT contain embedded hardware or software that may have a Year 2000 sensitive component. The Corporation believes that many of its counterparties and suppliers also have Year 2000 issues and non-IT issues which could affect the Corporation.

In 1995, the Corporation commenced a plan consisting of four phases which are intended to mitigate and/or prevent the adverse effects of Year 2000 issues on its systems and equipment: 1) inventory and assessment of affected systems and equipment, 2) remediation and compliance of systems and equipment through strategies that include the replacement or enhancement of existing systems, upgrades to operating systems already covered by maintenance agreements and modifications to existing systems to make them Year 2000 compliant, 3) testing of systems and equipment using clock-forward testing for both current and future dates and for dates which trigger specific processing, and 4) contingency planning to address possible adverse scenarios and the potential financial impact to the Corporation's results of operations, liquidity or financial position.

The Corporation believes that the first three phases of this plan, assessment, remediation and testing, including clock-forward testing which was performed on the Corporation's systems and equipment and non-IT, are complete. It is expected that the implementation and rollout of the remediated personal computer environment will continue into fourth quarter of 1999. In addition, some systems and equipment and non-IT related to discontinued or non-critical functions of the Corporation are planned to be abandoned by the end of 1999.

The fourth phase of this plan, contingency planning, is currently in process. Detailed plans have been created in the event that the systems and equipment or major external counterparties and suppliers supporting critical processes are not Year 2000 compliant in or after the year 1999. These plans, created by each corporate function and business unit of the Corporation, identify and document the risks associated with Year 2000 and their business processes. Appropriate plans have been developed to mitigate those risks. A common inclusion in many of the plans is a description of manual processes and personnel needed in the event of a temporary Year 2000 failure. Contingency plans will be tested appropriately by the corporate function or business unit for their effective operation and for achieving their desired results. In addition, during the third quarter of 1999, the Corporation's management is reviewing all corporate function and business units' plans for accuracy and comprehensiveness. Monitoring of these plans will continue throughout the end of 1999 and beyond, as needed.

                          Lincoln Benefit Life Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


The Corporation has considered numerous risk scenarios during the contingency planning phase. Through this planning, management believes that the scenario which could be considered the worst case, includes a widespread, prolonged failure of public utility systems which would not only cause power outages for the Corporation, but also cause telecommunication, banking or external counterparty and supplier service outages. While the Corporation has assessed and will continue to assess data on the utility, telecommunication and banking industries, it acknowledges the possibility that a prolonged widespread outage in any or all of these industries could lead to a worst case scenario. However, the Corporation does not consider such prolonged widespread outages to be reasonably likely. Therefore, the Corporation has focused its most reasonably likely worst case scenario contingency planning on limited scale outages in order to ensure the ability to deal with risks of likely scenarios. Because the Corporation is prepared for outages on a localized basis as part of normal business operations, the Corporation considers the impacts of this most reasonably likely scenario to be immaterial to the Corporation's results of operations, liquidity or financial position.

The Company markets products primarily through independent agencies, which are independent of the Corporation, and have not been directly included in the Corporation-wide four phase plan, and potentially may not be Year 2000 compliant during or after the year 1999. Because the risk associated with this scenario is diffused across thousands of appointed independent agencies, located throughout the United States, using many different technologies, the impact on the Company's results of operations, liquidity or financial condition is not determinable.

In addition, the Corporation is actively working with its major external counterparties and suppliers, including public utility companies and banks and brokers involved in its distribution channel, to assess their compliance efforts and the Corporation's exposure to both their Year 2000 issues and non-IT issues. This assessment has included soliciting external counterparties and suppliers, evaluating responses received and testing third party interfaces and interactions to determine compliance. Currently the Corporation has solicited, and has received responses from, the majority of its counterparties and suppliers. These responses generally state that they believe they will be Year 2000 compliant and that no transactions will be affected. However, certain vendors are also in ongoing assessment and testing of their products whereby they are currently unable to identify all potential problems in certain products which are used by the Corporation. The Corporation believes that these vendors will make no statements regarding their Year 2000 readiness other than to publish declarations addressing specific compliance issues identified with their products. The Corporation is working with these key vendors and has procedures in place to stay aware of any compliance issues encountered by these vendors. The Corporation has also decided to test certain interfaces and interactions to gain additional assurance on third party compliance. Currently, the Corporation does not have sufficient information to determine whether all of its external counterparties and suppliers will be Year 2000 compliant. If they are not Year 2000 compliant, the Corporation is unable to determine the impact of any consequent losses on its results of operations, liquidity or financial position.

                          Lincoln Benefit Life Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

The Corporation may be exposed to the risk that the issuers of investments in its portfolio will be adversely impacted by Year 2000 issues. The Corporation assesses the impact which Year 2000 issues have on the Corporation's investments as part of due diligence for proposed new investments and in its ongoing review of all current portfolio holdings. Any recommended actions with respect to individual investments are determined by taking into account the potential impact of Year 2000 on the issuer. Based on its current review, the Corporation believes that although Year 2000 issues may temporarily affect the market or individual issuers, the potential impact of Year 2000 on its investment portfolio will not be material.

The Corporation presently believes that it will resolve the Year 2000 issue in a timely manner. Year 2000 costs are expensed as incurred. The majority of the expenses related to this project have been incurred as of June 30, 1999. The Corporation estimates that approximately $125 million in costs will be incurred between the years of 1995 and 2000. These amounts include costs directly related to fixing Year 2000 issues, such as modifying software and hiring Year 2000 solution providers, as well as costs incurred to replace certain non-compliant systems which would not have been otherwise replaced. A portion of these costs will be incurred by the Company on a pro rata basis of usage of the computer-related systems and equipment and non-IT, as compared to the usage of all entities which share these services with the Corporation. These amounts are not expected to be material to the results of operations of the Company.

Forward-Looking Statements

The statements contained in this Management's Discussion and Analysis that are not historical information are forward-looking statements that are based on management's estimates, assumptions and projections. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under The Securities Act of 1933 and the Securities Exchange Act of 1934 for forward-looking statements. In order to comply with the terms of the safe habor, the Company notes several important factors that could cause the Company's actual results and experience with respect to forward-looking statements to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements:

1. The Corporation presently believes that it will resolve the Year 2000 issues affecting its computer operations in a timely manner, and that the costs incurred between the years of 1995 and 2000 in resolving those issues will be approximately $125 million. However, the extent to which the computer operations of the Corporation's external counterparties and suppliers are adversely affected could, in turn, affect the Corporation's ability to communicate with such counterparties and suppliers, could increase the cost of resolving the Year 2000 issues, and could materially affect the Corporation's results of operations, liquidity and financial condition in any period or periods.

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

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of August, 1999.



                      LINCOLN BENEFIT LIFE COMPANY
                              (Registrant)


_____________________                          PRESIDENT, CHIEF OPERATING
B. EUGENE WRAITH                               OFFICER AND DIRECTOR
                                               (Principal Executive Officer)


_____________________                         SENIOR VICE PRESIDENT
MARVIN P. EHLY                                TREASURER AND DIRECTOR
                                              (Principal Financial Officer)