Form 10-Q
period 1999-09-30
LINCOLN BENEFIT LIFE CO
filed 1999-11-12
CIK 910739

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

               For the quarterly period ended: September 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

Commission file number:    333-59765
                           333-59769
                           333-82427

                          LINCOLN BENEFIT LIFE COMPANY
             (Exact name of registrant as specified in its charter)

         Nebraska                                       470221457
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

Yes  /X/     No / /

         Indicate the number of shares of each of the issuer's classes of common stock as of September 30, 1999; there were 25,000 shares of common capital stock outstanding, par value $100 per share all of which shares are held by Allstate Life Insurance Company.

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

        Consolidated Statements of Financial Position
        September 30, 1999 (Unaudited) and December 31, 1998...........      3

        Consolidated Statements of Operations
        Three Months Ended  September 30, 1999 and September 30, 1998,
        and Nine Months Ended  September  30, 1999 and  September  30,
        1998 (Unaudited)...............................................      4

        Consolidated Statements of Cash Flows
        Nine Months Ended September  30, 1999 and September 30, 1998
        (Unaudited)....................................................      5

        Notes to Financial Statements..................................      6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................     10

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE
        ABOUT MARKET RISK*.............................................    N/A


                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS..............................................     17

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS*.....................    N/A

Item 3. DEFAULTS UPON SENIOR SECURITIES*...............................    N/A

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
        HOLDERS*.......................................................    N/A

Item 5. OTHER INFORMATION..............................................     17

Item 6. EXHIBITS AND REPORTS ON FORM 8-K...............................     17

SIGNATURE PAGE.........................................................     18




*Omitted pursuant to General Instruction H(2) of Form 10-Q.

                          LINCOLN BENEFIT LIFE COMPANY
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1999         1998
                                                      -------------  ----------
($ in thousands, except par value data)                 (UNAUDITED)

ASSETS
Investments
   Fixed income securities, at fair value
      (amortized cost $145,311 and $149,898) .........   $  146,263   $  158,984
   Short-term ........................................       13,279        3,675
                                                         ----------   ----------
         Total investments ...........................      159,542      162,659

Cash .................................................        1,161        1,735
Reinsurance recoverable from
   Allstate Life Insurance Company ...................    7,282,999    6,938,717
Reinsurance recoverable from non-affiliates ..........      233,237      191,092
Receivable from affiliates, net ......................       41,819       37,073
Other assets .........................................       20,635       25,286
Separate Accounts ....................................    1,080,107      763,416
                                                         ----------   ----------
         TOTAL ASSETS ................................   $8,819,500   $8,119,978
                                                         ==========   ==========

LIABILITIES
Reserve for life-contingent contract benefits ........   $  397,111   $  338,069
Contractholder funds .................................    7,109,316    6,785,070
Current income taxes payable .........................        1,861        3,659
Deferred income taxes ................................        2,730        5,546
Other liabilities and accrued expenses ...............       70,054       64,440
Separate Accounts ....................................    1,080,107      763,416
                                                         ----------   ----------
         TOTAL LIABILITIES ...........................    8,661,179    7,960,200
                                                         ----------   ----------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 4)

SHAREHOLDER'S EQUITY
Common stock, $100 par value, 30,000 shares
      authorized, 25,000 issued and outstanding ......        2,500        2,500
Additional capital paid-in ...........................      116,750      116,750
Retained income ......................................       38,452       34,622

Accumulated other comprehensive income:
    Unrealized net capital gains .....................          619        5,906
                                                         ----------   ----------
         Total accumulated other comprehensive income           619        5,906
                                                         ----------   ----------
         TOTAL SHAREHOLDER'S EQUITY ..................      158,321      159,778
                                                         ----------   ----------
         TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY ..   $8,819,500   $8,119,978
                                                         ==========   ==========



See notes to consolidated financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                            SEPTEMBER 30,       SEPTEMBER 30,
                                        -------------------   ------------------
($ in thousands)                           1999       1998     1999       1998
                                        --------    -------   -------   --------
                                             (UNAUDITED)          (UNAUDITED)

REVENUES
Net investment income ................   $ 2,772    $ 2,355   $ 8,158    $ 7,534
Realized capital gains and losses ....      (357)        31      (766)        31
Other income (expense) ...............    (1,306)       208    (1,497)       262
                                         -------    -------   -------    -------

INCOME FROM OPERATIONS BEFORE
   INCOME TAX EXPENSE ................     1,109      2,594     5,895      7,827
Income tax expense ...................       388        945     2,065      2,786
                                         -------    -------   -------    -------

NET INCOME ...........................   $   721    $ 1,649   $ 3,830    $ 5,041
                                         =======    =======   =======    =======
















See notes to consolidated financial statements.



                          LINCOLN BENEFIT LIFE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                             ----------------------------
($ in thousands)                                                   1999           1998
                                                             ------------    ------------
                                                                      (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...............................................   $      3,830    $      5,041
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation, amortization and other non-cash items          1,136              12
       Realized capital gains and losses .................            766             (31)
       Changes in:
           Reserve for life-contingent contract benefits
               and contractholder funds ..................         (3,139)         (6,875)
           Income taxes payable ..........................         (1,768)          1,764
           Other operating assets and liabilities ........          2,225           9,699
                                                             ------------    ------------
               Net cash provided by operating activities .          3,050           9,610
                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
       Proceeds from sales ...............................         11,183            --
       Investment collections ............................         12,559           7,482
       Investment purchases ..............................        (17,955)        (14,597)
Change in short-term investments, net ....................         (9,411)         (2,024)
                                                             ------------    ------------
               Net cash used in investing activities .....         (3,624)         (9,139)
                                                             ------------    ------------

NET (DECREASE) INCREASE IN CASH ..........................           (574)            471
CASH AT THE BEGINNING OF PERIOD ..........................          1,735           4,220
                                                             ------------    ------------
CASH AT END OF PERIOD ....................................   $      1,161    $      4,691
                                                             ============    ============










See notes to consolidated financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




1.    BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the accounts of Lincoln Benefit Life Company ("LBL") and its wholly owned subsidiary, AFD, Inc., (formerly Allstate Financial Distributors, Inc.) a registered broker-dealer (collectively, the "Company"). LBL is a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"). These consolidated financial statements have been prepared in conformity with generally accepted accounting principles.

      The consolidated financial statements and notes as of September 30, 1999 and for the three month and nine month periods ended September 30, 1999 and 1998 are unaudited. The consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Lincoln Benefit Life Company Annual Report on Form 10-K for 1998. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

2.    REINSURANCE

      The Company has reinsurance agreements whereby premiums, contract charges, credited interest, policy benefits and certain expenses are ceded, primarily to ALIC, and reflected net of such reinsurance in the consolidated statements of operations. The amounts shown in the Company's consolidated statements of operations relate to the investment of those assets of the Company that are not transferred under reinsurance agreements. Reinsurance recoverable and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the consolidated statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

                          LINCOLN BENEFIT LIFE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      Investment income earned on the assets which support contractholder funds and the reserve for life-contingent contract benefits is not included in the Company's consolidated financial statements as those assets are owned and managed by the assuming company under the terms of reinsurance agreements.

      The following amounts were ceded to ALIC under reinsurance agreements.



                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                 SEPTEMBER 30,                       SEPTEMBER 30,
                                        --------------------------------     -------------------------------
         ($ in thousands)                    1999              1998             1999              1998
                                        ---------------    -------------     ------------    ---------------

         Premiums                             $ 12,878          $11,516         $ 42,802            $29,479
         Contract charges                       31,940           29,454           92,878             79,330
         Credited interest, policy
           benefits, and certain
           expenses                            138,133          174,985          488,072            463,217



      The following amounts were ceded to third parties under reinsurance agreements.


                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                           ------------------------------     -------------------------------
           ($ in thousands)                    1999              1998             1999             1998
                                           ----------------  ------------     -------------------------------

           Premiums                           $ 71,315           $43,438        $ 146,940        $ 109,446
           Credited interest, policy
             benefits, and certain
             expenses                           61,924            41,775          170,199          144,532



                          LINCOLN BENEFIT LIFE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.    COMPREHENSIVE INCOME

      The components of other comprehensive income on a pretax and after-tax basis are as follows:


                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                         ------------------------------------------------------------------------------
       ($ in thousands)                                     1999                                      1998
                                         --------------------------------------     -----------------------------------

                                                                         AFTER-                                   AFTER-
                                             PRETAX          TAX          TAX            PRETAX        TAX         TAX
                                             ------          ---          ---            ------        ---         ---

       Unrealized capital gains and losses:
       Unrealized holding
         (losses) gains arising
         during the period                 $ (1,105)     $    387      $  (718)        $  4,367    $ (1,529)    $ 2,838
       Less:  reclassification
         adjustment for realized
         net capital (losses)
         gains included in net
         income                                (357)          125         (232)              31         (11)         20
                                           --------      --------      -------         --------    --------    --------
       Unrealized net capital
         (losses) gains                        (748)          262         (486)           4,336      (1,518)      2,818
                                           --------      --------      -------         --------    --------    --------
       Other comprehensive
         (loss) income                     $   (748)     $    262         (486)        $  4,336    $ (1,518)      2,818
                                           ========      ========                      ========    ========

       Net income                                                          721                                    1,649
                                                                       -------                                  -------

       Comprehensive
         income                                                        $   235                                  $ 4,467
                                                                       =======                                  =======


                          LINCOLN BENEFIT LIFE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.     COMPREHENSIVE INCOME (CONTINUED)


                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                         ------------------------------------------------------------------------------
       ($ in thousands)                                     1999                                      1998
                                         --------------------------------------     -----------------------------------

                                                                         AFTER-                                   AFTER-
                                             PRETAX          TAX          TAX            PRETAX        TAX         TAX
                                             ------          ---          ---            ------        ---         ---

       Unrealized capital gains and losses:
       Unrealized holding
         (losses) gains arising
         during the period                 $ (8,900)     $  3,115      $(5,785)        $  5,285    $ (1,850)    $ 3,435
       Less:  reclassification
         adjustment for realized
         net capital (losses)
         gains included in net
         income                                (766)          268         (498)              31         (11)         20
                                           --------      --------      -------         --------    --------    --------
       Unrealized net capital
         (losses) gains                      (8,134)        2,847       (5,287)           5,254      (1,839)      3,415
                                           --------      --------      -------         --------    --------    --------
       Other comprehensive
         (loss) income                     $ (8,134)     $  2,847       (5,287)        $  5,254    $ (1,839)      3,415
                                           ========      ========                      ========    ========

       Net income                                                        3,830                                    5,041
                                                                       -------                                  -------

       Comprehensive
         (loss) income                                                 $(1,457)                                 $ 8,456
                                                                       =======                                  =======



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

5.    IMPAIRMENT OF LONG-LIVED ASSET

      Included within other expenses for the third quarter of 1999, is a write-down of $1.2 million related to unamortized improvements to the Company's building in Lincoln, Nebraska. It is anticipated that the building will be vacated and used for storage purposes in the fourth quarter of 1999.

                          LINCOLN BENEFIT LIFE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1999 AND 1998


      The following discussion highlights significant factors influencing results of operations and changes in financial position of Lincoln Benefit Life Company ("LBL") and its wholly owned subsidiary, AFD, Inc., ("AFDI", formerly Allstate Financial Distributors, Inc.) (collectively the "Company"). It should be read in conjunction with the consolidated financial statements and related notes thereto found under items 7 and 8 of Part II of the Lincoln Benefit Life Company Annual Report on Form 10-K for the year ended December 31, 1998.

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

      The assets and liabilities related to variable annuity contracts and variable life policies are legally segregated and reflected as Separate Account assets and liabilities and carried at fair value in the consolidated statements of financial position. Investment income and realized gains and losses of the Separate Accounts accrue directly to the contractholders (net of fees) and, therefore, are not included in the Company's consolidated statements of operations.

      CONSOLIDATED RESULTS OF OPERATIONS



         ($ in thousands)                    THREE MONTHS ENDED                       NINE MONTHS ENDED
                                               SEPTEMBER 30,                            SEPTEMBER 30,
                                     ----------------------------------     ----------------------------------
                                           1999               1998                1999               1998
                                     ---------------     --------------     ---------------    ---------------

         Net investment
            income                       $   2,772          $   2,355          $   8,158          $   7,534
                                         =========          =========          =========          =========

         Realized capital gains
            and losses, after-tax        $    (232)         $      20          $    (498)         $      20
                                         =========          =========          =========          =========

         Net income                      $     721          $   1,649          $   3,830          $   5,041
                                         =========          =========          =========          =========

         Total investments               $ 159,542          $ 163,601          $ 159,542          $ 163,601
                                         =========          =========          =========          =========


      The Company has reinsurance agreements under which contract and policy related transactions are transferred primarily to ALIC. The Company's consolidated results of operations include primarily net investment income and realized capital gains and losses earned on the assets of the Company that are not transferred under the reinsurance agreements. The results of AFDI and certain non-investment related expenses which are not transferred under the reinsurance agreements are presented in other revenues and expenses.

                         LINCOLN BENEFIT LIFE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1999 AND 1998

      Net income for the third quarter and first nine months of 1999 was $721 thousand and $3.8 million, respectively, compared to $1.6 million and $5.0 million for the comparable periods in 1998. The decrease in net income for both periods was primarily due to a $1.2 million write-down of building improvements in the third quarter of 1999 and realized capital losses on the sale of publicly-traded corporate bonds. The Company plans to vacate its building in Lincoln, Nebraska in the fourth quarter of 1999 and use it for storage purposes.

      Pretax net investment income for the third quarter of 1999 increased $417 thousand to $2.8 million compared to $2.4 million for the same period last year. The increase in net investment income for the third quarter of 1999 was primarily due to larger investment balances and slightly higher investment yields partially offset by increased expenses. For the first nine months of 1999, pretax net investment income increased 8.3% to $8.2 million compared to $7.5 million for the same period in 1998. For the nine month period ended September 30, 1999, higher investment balances from positive cash flows generated from operations and lower investment expenses were partially offset by lower investment yields. Investments at September 30, 1999, excluding Separate Accounts and unrealized gains on fixed income securities, grew 4.3% from the same period last year. Lower investment yields are due, in part, to the investment of proceeds from calls and maturities and the investment of positive cash flows from operations in securities yielding less than the average portfolio rate. In relatively low interest rate environments, funds from called or maturing investments may be reinvested at interest rates lower than those which prevailed when the funds were previously invested, resulting in lower investment yields.

                         LINCOLN BENEFIT LIFE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1999 AND 1998

      FINANCIAL POSITION

      ($ in thousands)                            SEPTEMBER 30,    DECEMBER 31,
                                                     1999              1998
                                                 --------------    ------------

      Fixed income securities (1)                  $   146,263      $   158,984
      Short-term investments                            13,279            3,675
                                                   -----------      -----------
           Total investments                       $   159,542      $   162,659
                                                   ===========      ===========
      Reinsurance recoverable from ALIC            $ 7,282,999      $ 6,938,717
                                                   ===========      ===========
      Separate Account assets and liabilities      $ 1,080,107      $   763,416
                                                   ===========      ===========
      Contracholder funds                          $ 7,109,316      $ 6,785,070
                                                   ===========      ===========

      (1) Fixed income securities are carried at fair value. Amortized cost for these securities was $145,311 and $149,898 at September 30, 1999 and December 31, 1998, respectively.

      Total investments were $159.5 million at September 30, 1999 compared to $162.7 million at December 31, 1998. Positive cash flows generated from operations were more than offset by a decrease in unrealized capital gains on fixed income securities. At September 30, 1999, unrealized net capital gains on fixed income securities were $952 thousand compared to $9.1 million at December 31, 1998. The significant change in the unrealized gain position is primarily attributable to rising interest rates.

      At September 30, 1999, all of the Company's fixed income securities portfolio is rated investment grade, with a National Association of Insurance Commissioners rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

      Contractholder funds grew $324.2 million to $7.11 billion at September 30, 1999, primarily due to sales of indexed and market value adjusted annuity contracts and higher levels of interest credited to contractholder balances, partially offset by fixed annuity surrenders and withdrawals. Reinsurance recoverable from ALIC at September 30, 1999 was $7.28 billion versus $6.94 billion at December 31, 1998. Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

      Separate Account assets and liabilities increased $316.7 million to $1.08 billion at September 30, 1999. The increase was primarily attributable to sales of variable annuity contracts and the favorable investment performance of the Separate Account investment portfolios.

                         LINCOLN BENEFIT LIFE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1999 AND 1998

      LIQUIDITY AND CAPITAL RESOURCES

      Under the terms of reinsurance agreements, all premiums and deposits, excluding those relating to Separate Accounts, are transferred primarily to ALIC, which maintains the investment portfolios supporting the Company's products. Payments of policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and certain operating costs are also reimbursed primarily by ALIC, under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct insurer for risks reinsured. The Company's ability to meet liquidity demands is dependent on ALIC's ability to meet those demands. ALIC's financial strength was rated Aa2, AA+ and A+ by Moody's, Standard & Poor's and A.M. Best, respectively, at September 30, 1999.

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

                         LINCOLN BENEFIT LIFE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1999 AND 1998

      The Corporation believes that the first three phases of this plan, assessment, remediation and testing, including clock-forward testing which was performed on the Corporation's systems and equipment and non-IT, are complete. It is expected that the implementation and rollout of the remediated personal computer environment will be completed by December 1999. In addition, some systems and equipment and non-IT related to discontinued or non-critical functions of the Corporation are planned to be abandoned by the end of 1999.

      The fourth phase of this plan, contingency planning, is currently in process. Detailed plans have been created in the event that the systems and equipment or major external counterparties and suppliers supporting critical processes are not Year 2000 compliant in or after the year 1999. These plans, created by each corporate function and business unit of the Corporation, identify and document the risks associated with Year 2000 and their business processes. Appropriate plans have been developed to mitigate those risks. A common inclusion in many of the plans is a description of manual processes and personnel needed in the event of a temporary Year 2000 failure. Contingency plans will be tested appropriately by the corporate function or business unit for their effective operation and for achieving their desired results. This testing will be complete by December 1999. In addition, the Corporation's management is reviewing all corporate function and business units' plans for accuracy and comprehensiveness. This review will also be complete by December 1999. Monitoring of these plans will continue throughout the end of 1999 and beyond, as needed.

      The final step of the contingency planning phase includes the establishment of a Year 2000 Command Center and wellness checks for the Corporation's systems and equipment. The Command Center will be in operation 24 hours a day for several days before and after January 1, 2000 and other critical Year 2000 dates, to serve as a center of expertise in the event a Year 2000 problem is encountered at the Corporation. Wellness checks will be performed by designated personnel throughout the Corporation on specified systems and non-IT to determine that they are functioning properly on or after January 1, 2000. The results of the wellness checks will be reported to the Command Center.

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

                         LINCOLN BENEFIT LIFE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1999 AND 1998

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

      The Corporation presently believes that it will resolve the Year 2000 issue in a timely manner. Year 2000 costs are expensed as incurred. The majority of the expenses related to this project have been incurred as of September 30, 1999. The Corporation estimates that approximately $125 million in costs will be incurred between the years of 1995 and 2000. These amounts include costs directly related to fixing Year 2000 issues, such as modifying software and hiring Year 2000 solution providers, as well as costs incurred to replace certain non-compliant systems which would not have been otherwise replaced. A portion of these costs will be incurred by the Company on a pro rata basis of usage of the computer-related systems and equipment and non-IT, as compared to the usage of all entities which share these services with the Corporation. These amounts are not expected to be material to the results of operations of the Company.

                         LINCOLN BENEFIT LIFE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED
                           SEPTEMBER 30, 1999 AND 1998

      PENDING ACCOUNTING STANDARDS

      In July 1999, the Financial Accounting Standards Board delayed the effective date of Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities. The delay was effected through the issuance of SFAS No. 137, which extends the effective date of SFAS No. 133 requirements to fiscal years beginning after June 15, 2000. As such, the Company expects to adopt the provisions of SFAS No. 133 as of January 1, 2001. Based on existing interpretations of the requirements of SFAS No. 133, the impact of the adoption is not expected to be material to the results of operations or financial position of the Company.

      FORWARD-LOOKING STATEMENTS

      The statements contained in this Management's Discussion and Analysis that are not historical information are forward-looking statements that are based on management's estimates, assumptions and projections. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under The Securities Act of 1933 and the Securities Exchange Act of 1934 for forward-looking statements. In order to comply with the terms of the safe habor, the Company notes the following important factor that could cause the Company's actual results and experience with respect to forward-looking statements to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements:

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

**Incorporated herein by reference to the Registration Statement on Form N-4 for Lincoln Benefit Life Variable Annuity Account (File No. 333-50545, 811-07924) filed April 21, 1998. Incorporated herein by reference to the Registration Statement on Form N-4 for Lincoln Benefit Life Variable Annuity Account (File No. 333-50737, 811-07924) filed April 22, 1998. Incorporated by reference to the Registration Statement on Form N-4 for Lincoln Benefit Life Variable Annuity Account (File No. 333-82427, 811-07924) filed July 8, 1999.

***Incorporated herein by reference to the Post-effective Amendment #1 to Registration Statement on Form S-1 for Lincoln Benefit life Company (File No. 333-59765) filed April 1, 1999. Incorporated herein by reference to the Post-effective Amendment #1 to Registration Statement on Form S-1 for Lincoln Benefit Life Company (File No. 333-59769) filed April 1, 1999. Incorporated herein by reference to Pre-effective Amendment No. 1 to the Registration Statement on Form S-1 for Lincoln Benefit Life Company (File No. 333-88045) filed September 29, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of November, 1999.



                          LINCOLN BENEFIT LIFE COMPANY
                                  (Registrant)



/s/ B. EUGENE WRAITH              PRESIDENT, CHIEF OPERATING
B. EUGENE WRAITH                  OFFICER AND DIRECTOR
                                  (Principal Executive Officer)


/s/MARVIN P. EHLY                 SENIOR VICE PRESIDENT
MARVIN P. EHLY                    TREASURER AND DIRECTOR
                                  (Principal Financial Officer)

Exhibit Index

Exhibit No.              Exhibit


(27)                Financial Data Schedule