Form 10-K405
period 1999-12-31
LINCOLN BENEFIT LIFE CO
filed 2000-03-29
CIK 910739

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

For fiscal year ended December 31, 1999     Commission file numbers:  333-59765
                                                                      333-59769
                                                                      333-88045

                          LINCOLN BENEFIT LIFE COMPANY
             (Exact name of registrant as specified in its charter)

         Nebraska                                        470221457
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

                             2940 South 84th Street
                             Lincoln, NE 68506-4142

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of December 31, 1999, there were 25,000 shares of common capital stock outstanding, par value $100 per share all of which shares are held by Allstate Life Insurance Company.

                          LINCOLN BENEFIT LIFE COMPANY
         (A wholly owned subsidiary of Allstate Life Insurance Company)
                       Annual Report for 1999 on Form 10-K

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I

ITEM 1.  Business**......................................................   3
ITEM 2.  Properties**....................................................   4
ITEM 3.  Legal Proceedings...............................................   4
ITEM 4.  Submission of Matters to a Vote of Security Holders*............   N/A

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters.....................................   4
ITEM 6.  Selected Financial Data*........................................   N/A
ITEM 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................   5
ITEM 7A. Quantitative and Qualitative Disclosures About
         Market Risk.....................................................   11
ITEM 8.  Consolidated Financial Statements and Supplementary Data........   11
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
ITEM 13. Certain Relationships and Related Transactions*.................   N/A

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K.............................................   11

Index to Financial Statements Schedules..................................   12
Signatures...............................................................   13

*        Omitted pursuant to General Instruction I(2) of Form 10-K.
**       Item prepared in accordance with General Instruction I(2) of Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

Lincoln Benefit Life Company ("Lincoln Benefit" or the "Company") is a stock life insurance company organized under the laws of the state of Nebraska in 1938. Our legal domicile and principal business address is 2940 South 84th Street, Lincoln, Nebraska, 68506-4142. Lincoln Benefit is a wholly owned subsidiary of Allstate Life Insurance Company ("Allstate Life" or "ALIC"), a stock life insurance company incorporated under the laws of the State of Illinois. Allstate Life is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a stock property-liability insurance company incorporated under the laws of Illinois. All outstanding capital stock of AIC is owned by The Allstate Corporation ("Corporation").

Lincoln Benefit is authorized to conduct life insurance and annuity business in the District of Columbia, Guam, U.S. Virgin Islands and all states except New York.

Under the reinsurance agreements with Allstate Life, substantially all contract-related transactions are transferred to Allstate Life. Through Lincoln Benefit's reinsurance agreements with Allstate Life, substantially all of the assets backing Lincoln Benefit's reinsured liabilities are owned by Allstate Life. These assets represent the Company's general account and are invested and managed by Allstate Life. Accordingly, the results of operations with respect to applications received and contracts issued by Lincoln Benefit are not reflected in the Company's consolidated financial statements. The amounts reflected in Lincoln Benefit's consolidated financial statements relate only to the investment of those assets of Lincoln Benefit that are not transferred to Allstate Life under the reinsurance agreements. While the reinsurance agreements provide Lincoln Benefit with financial backing from Allstate Life, it does not create a direct contractual relationship between Allstate Life and Lincoln Benefit policyholders.

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

Lincoln Benefit is engaged in a business that is highly competitive. Many other life insurance companies and other entities sell insurance and annuities. There are approximately 1,700 insurers in business in the United States. As of April 1, 1999, A.M. Best Company assigns a rating of A+ (Superior) to Allstate Life, which automatically reinsures all net general account business of Lincoln Benefit. A.M. Best Company also assigns Lincoln Benefit a rating of A+(r), because Lincoln Benefit automatically reinsures all general account business with Allstate Life. Standard & Poor's Insurance Rating Services assigns an AA+ (Very Strong.) to Lincoln Benefit's financial strength rating. Moody's assigns an Aa2 (Excellent) financial stability rating to Lincoln Benefit. Lincoln Benefit shares the same ratings as its parent, Allstate Life.

Although the federal government generally does not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Current and proposed measures which may significantly affect the Company's insurance business relate to the taxation of insurance companies, the tax treatment of insurance products and the removal of barriers preventing banks and other financial organizations from engaging in the insurance business.

Lincoln Benefit Life is regulated by the Securities and Exchange Commission ("SEC") as an issuer of registered products. The SEC also regulates certain Lincoln Benefit Life Separate Accounts which issue variable life contracts or, together with the Company, issue variable annuity contracts.

ITEM 2.  PROPERTIES

Lincoln  Benefit  leases  office  space  in  Lincoln,  Nebraska.   The  combined
leased spaces are used for home office administration and marketing operations.

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


                          LINCOLN BENEFIT LIFE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion highlights significant factors influencing the results of operations and changes in financial position of Lincoln Benefit Life Company ("LBL") and its wholly owned subsidiary, AFD, Inc., ("AFDI", formerly Allstate Financial Distributors, Inc.) (collectively the "Company"). It should be read in conjunction with the consolidated financial statements and related notes. To conform with the 1999 presentation, certain prior year amounts have been reclassified.

     LBL is a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation ("Corporation"). The Company markets a broad line of life insurance and savings products through independent insurance agents and brokers. Life insurance consists of traditional products, including term and whole life, interest-sensitive life, immediate annuities with life contingencies, variable life and indexed life insurance. Savings products include deferred annuities and immediate annuities without life contingencies. Deferred annuities include fixed rate, market value adjusted, indexed and variable annuities.

     The Company has identified itself as a single segment entity.

     The assets and liabilities related to variable annuity and variable life contracts are legally segregated and reflected as Separate Accounts. The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claim to the related assets and are carried at the fair value of the assets. In the event that the asset value of certain contractholder accounts are projected to be below the value guaranteed by the Company, a liability is established through a charge to earnings. Investment income and realized gains and losses of the Separate Accounts accrue directly to the contractholders and therefore, are not included in the Company's consolidated statements of operations and comprehensive income.

CONSOLIDATED RESULTS OF OPERATIONS

($ in thousands)

                                                  1999         1998        1997
                                               ---------    ---------   ---------
Net investment income                          $  10,740    $  10,078   $  10,067
                                               =========    =========   =========
Realized capital gains and losses, after-tax   $    (593)   $      87   $      11
                                               =========    =========   =========
Net income                                     $   4,957    $   6,670   $   6,852
                                               =========    =========   =========
Total investments                              $ 159,137    $ 162,659   $ 148,931
                                               =========    =========   =========

     The Company has reinsurance agreements under which contract and policy related transactions are transferred, primarily to ALIC. The Company also has reinsurance agreements with third parties. The Company's consolidated results of operations include primarily net investment income and realized capital gains and losses earned on the assets of the Company that are not transferred under the reinsurance agreements. The results of AFDI and certain non-investment related expenses which are not transferred under the reinsurance agreements are presented in other income and expenses.

     Net income was $5.0 million in 1999 compared to $6.7 million in 1998, as increased net investment income was more than offset by realized capital losses and a $2.0 million write-down of the Company's building and unamortized building improvements. In 1998, net income was $6.7 million compared to $6.9 million in 1997 as higher realized capital gains were more than offset by lower income from AFDI.

                          LINCOLN BENEFIT LIFE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Pretax net investment income increased 6.6% to $10.7 million in 1999 as higher investment balances, before the impact of unrealized gains and losses on fixed income securities, and reduced investment expenses were partially offset by slightly lower investment yields. In 1998, pretax net investment income was flat compared to 1997 as investment income earned on higher investment balances were offset by increased investment expenses. For both years, the higher investment balances arose from positive cash flows from operating activities. Investments, excluding Separate Accounts and unrealized gains and losses on fixed income securities, grew 4.6% and 7.7% in 1999 and 1998, respectively. Despite recent increases in interest rates, current investment yields are still lower than average portfolio yields, therefore funds from maturing investments were generally reinvested at lower yields resulting in reduced investment income. If interest rates continue to rise, this trend may reverse over time.

     Realized capital losses, after-tax, were $593 thousand compared to realized capital gains of $87 thousand and $11 thousand in 1998 and 1997, respectively. In 1999, sales of fixed income securities resulted in the majority of the losses. In 1998, the increase in realized capital gains arose principally from pre-payments of fixed income securities. Year-to-year fluctuations in realized capital gains and losses are largely the result of the timing of sales decisions reflecting management's view of individual securities and overall market conditions.


CONSOLIDATED FINANCIAL POSITION

($ in thousands)

                                              1999         1998
                                           ----------   ----------
Fixed income securities (1)                $  157,218   $  158,984
Short-term investments                          1,919        3,675
                                           ----------   ----------
          Total investments                $  159,137   $  162,659
                                           ==========   ==========
Reinsurance recoverable from ALIC          $7,539,995   $6,938,717
                                           ==========   ==========
Separate Accounts assets and liabilities   $1,411,996   $  763,416
                                           ==========   ==========
Contractholder funds                       $7,369,664   $6,785,070
                                           ==========   ==========

(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $158,747 and $149,898 at December 31, 1999 and 1998, respectively.

     Total investments were $159.1 million at December 31, 1999 compared to $162.7 million at December 31, 1998. Positive cash flows generated from operations were more than offset by unrealized losses on fixed income securities.

FIXED INCOME SECURITIES    The Company's fixed income securities portfolio
consists of publicly traded corporate bonds, mortgage-backed securities, U.S. government bonds and tax-exempt municipal bonds. The Company generally holds its fixed income securities to maturity, but has classified all these securities as available for sale to allow maximum flexibility in portfolio management. At December 31, 1999, unrealized net capital losses on the fixed income securities portfolio totaled $1.5 million compared to unrealized net capital gains of $9.1 million at December 31, 1998. The change in the unrealized position is primarily attributable to an increase in interest rates.

     At December 31, 1999, all of the Company's fixed income securities portfolio was rated investment grade, which is defined by the Company as a security having a National Association of Insurance

                          LINCOLN BENEFIT LIFE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating. The quality mix of the Company's fixed income securities portfolio at December 31, 1999 is presented in the following table.

($ in thousands)

   NAIC
  RATINGS      MOODY'S EQUIVALENT DESCRIPTION     FAIR VALUE     PERCENT TO TOTAL
  -------      ------------------------------     ----------     ----------------
     1         Aaa/Aa/A                           $136,849            87.0%
     2         Baa                                  20,369            13.0%
                                                  --------           -----
                                                  $157,218           100.0%
                                                  ========           =====

     At December 31, 1999 and 1998, $42.0 million and $51.2 million, respectively, of the fixed income portfolio was invested in mortgage-backed securities ("MBS"). The MBS portfolio consists primarily of securities which were issued by or have underlying collateral that is guaranteed by U.S. government agencies or sponsored entities, thus minimizing credit risk.

     The MBS portfolio is subject to interest rate risk since the price volatility and ultimate realized yield are affected by the rate of repayment of the underlying mortgages. The Company attempts to limit interest rate risk on these securities by investing a portion of the portfolio in securities that provide prepayment protection. At December 31, 1999, over 22% of the MBS portfolio was invested in planned amortization class bonds.

     The Company closely monitors its fixed income portfolio for declines in value that are other than temporary. Securities are placed on non-accrual status when they are in default or when the receipt of interest payments is in doubt.

SHORT-TERM INVESTMENTS    The Company's short-term investment portfolio was $1.9
million and $3.7 million at December 31, 1999 and 1998, respectively. The Company invests available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of one year or less.

CONTRACTHOLDER FUNDS AND REINSURANCE RECOVERABLE FROM ALIC    During 1999,
contractholder funds and reinsurance recoverable from ALIC under reinsurance agreements increased $584.6 million and $601.3 million, respectively. The increases resulted primarily from higher sales of market value adjusted and indexed annuities and interest-sensitive life contracts and higher levels of interest credited to contracholder balances partially offset by fixed annuity surrenders and withdrawals. Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

SEPARATE ACCOUNTS    Separate Accounts assets and liabilities increased 85.0% to
$1.41 billion in 1999. The increases were primarily due to sales of variable annuity contracts and favorable investment performance of the Separate Accounts investment portfolios.


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

                          LINCOLN BENEFIT LIFE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE OVERSIGHT    In formulating and implementing policies for investing
new and existing funds, the Corporation, as indirect parent of the Company, administers and oversees investment risk management processes primarily through the Boards of Directors and Investment Committees of its operating subsidiaries, and the Credit and Risk Management Committee ("CRMC"). The Boards of Directors and Investment Committees provide executive oversight of investment activities. The CRMC is a senior management committee consisting of the Chief Investment Officer, the Investment Risk Manager, and other investment officers who are responsible for the day-to-day management of market risk. The CRMC meets at least monthly to provide detailed oversight of investment risk, including market risk.

     The Corporation has investment guidelines that define the overall framework for managing market and other investment risks, including the accountabilities and controls over these activities. In addition, AIC has specific investment policies for each of its affiliates, including the Company, that delineate the investment limits and strategies that are appropriate for the Company's liquidity, surplus, product and regulatory requirements.

INTEREST RATE RISK    Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates, as the Company invests substantial funds in interest-sensitive assets.

     One of the measures used to quantify this exposure is duration. Duration measures the sensitivity of the fair value of assets to changes in interest rates. For example, if interest rates increase 1%, the fair value of an asset with a duration of 5 years is expected to decrease in value by approximately 5%. At December 31, 1999, the Company's asset duration was approximately 4.1 years versus 4.3 years at December 31, 1998.

     To calculate duration, the Company projects asset cash flows, and discounts them to a net present value basis using a risk-free market rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at an alternative level of interest rates, and determining the percentage change in fair value from the base case. The projections include assumptions (based upon historical market and Company specific experience) reflecting the impact of changing interest rates on the prepayment and/or option features of instruments, where applicable. Such assumptions relate primarily to mortgage-backed securities, collateralized mortgage obligations, and municipal and corporate obligations.

     Based upon the information and assumptions the Company uses in its duration calculation and interest rates in effect at December 31, 1999, management estimates that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of its assets identified above by approximately $6.5 million, a slight decrease from the $6.8 million at December 31, 1998. The selection of a 100 basis point immediate parallel increase in interest rates should not be construed as a prediction by the Company's management of future market events, but rather, is intended to illustrate the potential impact of such an event.

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

EQUITY PRICE RISK    Equity price risk is the risk that the Company will incur
economic losses due to adverse changes in a particular stock, stock fund or stock market. At December 31, 1999 the Company had variable annuity and variable life funds with balances totaling $1.41 billion. This is an increase over the $763.4 million of variable funds at December 31, 1998. The Company earns mortality and expense fees as a percentage of fund balance. In the event of an immediate decline of 10% in the fund balances due to equity market declines, the Company would earn approximately $1.8 million less in annualized fee income which would be ceded to ALIC. This is an increase over the $1.0 million amount determined at December 31, 1998. The contractholder of a variable annuity product may elect to purchase a minimum death benefit guarantee or a minimum income benefit guarantee, generally at the time of purchase. Both guarantees may subject the Company to additional equity price risk, as the beneficiary or contractholder may receive their benefit for an amount greater than the fund balance under contractually defined circumstances and terms. The Company recorded actuarially determined reserves as of December 31, 1999 for these exposures and has ceded them either to ALIC or a third party. The Company expects growth in its variable annuity products in the future, stemming from both new sales as well as market value appreciation, which will increase its exposure to equity price risk.


LIQUIDITY AND CAPITAL RESOURCES

     Under the terms of reinsurance agreements, premiums and deposits, excluding those relating to Separate Accounts, are transferred primarily to ALIC, which maintains the investment portfolios supporting the Company's products. Payments of policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and certain operating costs are also reimbursed primarily by ALIC, under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct reinsurer for risks reinsured. The Company's ability to meet liquidity demands is dependent on ALIC's ability to meet those demands. ALIC's claims-paying ability was rated Aa2, AA+, and A+ by Moody's, Standard & Poor's and A.M. Best, respectively, at December 31, 1999.

     The primary sources for the remainder of the Company's funds are collection of principal and interest from the investment portfolio and capital contributions from ALIC. The primary uses for the remainder of the Company's funds are to purchase investments and pay costs associated with the maintenance of the Company's investment portfolio.

     At December 31, 1999, the Moody's and Standard and Poor's claims-paying ratings for the Company were Aa2 and AA+, respectively.

     The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The requirement consists of a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks. At December 31, 1999, RBC for the Company was significantly above a level that would require regulatory action.


YEAR 2000

     The Company is dependent upon certain service provided for it by the Corporation including computer-related systems, and systems and equipment that are not typically thought of as computer-

                          LINCOLN BENEFIT LIFE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

related (referred to as "non-IT"). For this reason, the Company is reliant upon the Corporation for the establishment and maintenance of its computer-related systems and non-IT.

     In 1995, the Corporation commenced a four phase plan which included reprogramming, remediating or replacing computer systems and equipment which may have failed to operate properly in or after the year 1999, due to the inability of the systems and equipment to only recognize the last two digits of the year in any date ("Year 2000"). Because of the comprehensiveness of the Corporation's plan, and its timely completion, the Corporation has experienced no material impacts on its results of operations, liquidity or financial position due to the Year 2000 issue. The Corporation expects to incur total costs related to this plan of $109 million between the years of 1995 and 2000. These costs are expensed as incurred. A portion of these costs were incurred by the Company on a pro rata basis of usage of computer-related systems and non-IT, as compared to the usage of all the entities which shares these services with the Corporation. These amounts were not material to the results of operations of the Company.


OTHER DEVELOPMENTS

     The NAIC's codification initiative has produced a comprehensive guide of statutory accounting principles, which the Company will implement in January 2001. The Company's state of domicile, Nebraska, has passed legislation revising various statutory accounting requirements to conform to codification. These requirements are not expected to have a material impact on the statutory surplus of the Company.


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

                        Consolidated Financial Statements

                                      INDEX
                                                                           PAGE

Independent Auditors' Report............................................    F-1

Consolidated Financial Statements:

   Consolidated Statements of Financial Position
      December 31, 1999 and 1998........................................    F-2

   Consolidated Statements of Operations and Comprehensive Income
      for the Years Ended December 31, 1999, 1998 and 1997..............    F-3

   Consolidated Statements of Shareholder's Equity for the Years Ended
      December 31, 1999, 1998 and 1997..................................    F-4

   Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1999, 1998 and 1997..................................    F-5

   Notes to Consolidated Financial Statements...........................    F-6

   Schedule IV - Reinsurance for the Years Ended
      December 31, 1999, 1998 and 1997..................................    F-19

INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND SHAREHOLDER
OF LINCOLN BENEFIT LIFE COMPANY:

We have audited the accompanying Consolidated Statements of Financial Position of Lincoln Benefit Life Company and subsidiary (the "Company", an affiliate of The Allstate Corporation) as of December 31, 1999 and 1998, and the related Consolidated Statements of Operations and Comprehensive Income, Shareholder's Equity and Cash Flows for each of the three years in the period ended December 31, 1999. Our audits also included Schedule IV - Reinsurance. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, Schedule IV - Reinsurance, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP

Chicago, Illinois
February 25, 2000

                          LINCOLN BENEFIT LIFE COMPANY
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                        DECEMBER 31,
                                                                --------------------------
                                                                   1999            1998
                                                                -----------    -----------
($ in thousands, except par value)

ASSETS
Investments
     Fixed income securities, at fair value
       (amortized cost $158,747 and $149,898)                   $   157,218    $   158,984
     Short-term                                                       1,919          3,675
                                                                -----------    -----------
          Total investments                                         159,137        162,659

Cash                                                                  1,110          1,735
Reinsurance recoverable from
     Allstate Life Insurance Company                              7,539,995      6,938,717
Reinsurance recoverables from non-affiliates                        260,324        199,997
Other assets                                                          4,447         12,286
Separate Accounts                                                 1,411,996        763,416
                                                                -----------    -----------
     TOTAL ASSETS                                               $ 9,377,009    $ 8,078,810
                                                                ===========    ===========

LIABILITIES
Reserve for life-contingent contract benefits                   $   419,117    $   346,974
Contractholder funds                                              7,369,664      6,785,070
Current income taxes payable                                          3,401          3,659
Deferred income taxes                                                   745          5,546
Payable to affiliates, net                                           12,723         10,536
Other liabilities and accrued expenses                                1,528          3,831
Separate Accounts                                                 1,411,996        763,416
                                                                -----------    -----------
          TOTAL LIABILITIES                                       9,219,174      7,919,032
                                                                -----------    -----------

COMMITMENTS AND CONTINGENT LIABILITIES  (NOTE 12)

SHAREHOLDER'S EQUITY
Common stock, $100 par value, 30,000 shares
  authorized, 25,000 issued and outstanding                           2,500          2,500
Additional capital paid-in                                          116,750        116,750
Retained income                                                      39,579         34,622
Accumulated other comprehensive (loss) income:
     Unrealized net capital (losses) gains                             (994)         5,906
                                                                -----------    -----------
          TOTAL ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME          (994)         5,906
                                                                -----------    -----------
          TOTAL SHAREHOLDER'S EQUITY                                157,835        159,778
                                                                -----------    -----------
          TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY            $ 9,377,009    $ 8,078,810
                                                                ===========    ===========


See notes to consolidated financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                                                         YEAR ENDED DECEMBER 31,
                                                    -------------------------------
($ in thousands)                                      1999        1998       1997
                                                    --------    --------   --------
REVENUES
Net investment income                               $ 10,740    $ 10,078   $ 10,067
Realized capital gains and losses                       (913)        134         17
Other (expense) income                                (2,311)        162        503
                                                    --------    --------   --------

INCOME FROM OPERATIONS
  BEFORE INCOME TAX EXPENSE                            7,516      10,374     10,587
Income tax expense                                     2,559       3,704      3,735
                                                    --------    --------   --------

NET INCOME                                             4,957       6,670      6,852
                                                    --------    --------   --------

OTHER COMPREHENSIVE (LOSS) INCOME, AFTER TAX
Change in unrealized net capital gains and losses     (6,900)      1,774      2,331
                                                    --------    --------   --------

COMPREHENSIVE (LOSS) INCOME                         $ (1,943)   $  8,444   $  9,183
                                                    ========    ========   ========


See notes to consolidated financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                            DECEMBER 31,
                                                ----------------------------------
($ in thousands)                                   1999         1998        1997
                                                ---------    ---------   ---------
COMMON STOCK                                    $   2,500    $   2,500   $   2,500
                                                ---------    ---------   ---------

ADDITIONAL CAPITAL PAID-IN                      $ 116,750    $ 116,750   $ 116,750
                                                ---------    ---------   ---------

RETAINED INCOME
Balance, beginning of year                      $  34,622    $  27,952   $  21,110
Net income                                          4,957        6,670       6,852
Dividend-in-kind                                        -            -         (10)
                                                ---------    ---------   ---------
Balance, end of year                               39,579       34,622      27,952
                                                ---------    ---------   ---------

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance, beginning of year                      $   5,906    $   4,132   $   1,801
Change in unrealized net capital gains
  and losses                                       (6,900)       1,774       2,331
                                                ---------    ---------   ---------
Balance, end of year                                 (994)       5,906       4,132
                                                ---------    ---------   ---------

     TOTAL SHAREHOLDER'S EQUITY                 $ 157,835    $ 159,778   $ 151,334
                                                =========    =========   =========


See notes to consolidated financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                           --------------------------------
($ in thousands)                                             1999        1998        1997
                                                           --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $  4,957    $  6,670    $  6,852
Adjustments to reconcile net income to net cash
  provided by operating activities
     Depreciation, amortization and other non-cash items     (5,313)          2          20
     Realized capital gains and losses                          913        (134)        (17)
     Changes in:
          Life-contingent contract benefits and
            contractholder funds                             (4,868)      1,394         427
          Income taxes payable                               (1,343)      2,973        (381)
          Other operating assets and liabilities             11,344      (2,867)     (4,606)
                                                           --------    --------    --------
               Net cash provided by operating activities      5,690       8,038       2,295
                                                           --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
     Proceeds from sales                                     17,760           -           -
     Investment collections                                  13,580      10,710      11,980
     Investments purchases                                  (39,723)    (18,587)    (18,307)
Change in short-term investments, net                         2,068      (2,646)        840
                                                           --------    --------    --------
          Net cash used in investing activities              (6,315)    (10,523)     (5,487)
                                                           --------    --------    --------

NET DECREASE IN CASH                                           (625)     (2,485)     (3,192)
CASH AT THE BEGINNING OF YEAR                                 1,735       4,220       7,412
                                                           --------    --------    --------
CASH AT END OF YEAR                                        $  1,110    $  1,735    $  4,220
                                                           ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash financing activity
     Dividend-in-kind to Allstate Life Insurance Company   $      -    $      -    $    (10)
                                                           ========    ========    ========


See notes to consolidated financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)

1.   GENERAL

BASIS OF PRESENTATION
The accompanying consolidated financial statements include the accounts of Lincoln Benefit Life Company ("LBL") and its wholly owned subsidiary, AFD, Inc. (formerly Allstate Financial Distributors, Inc), a registered broker-dealer, (collectively, the "Company"). LBL is a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"). These consolidated financial statements have been prepared in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated.

To conform with the 1999 presentation, certain amounts in the prior years' financial statements and notes have been reclassified.

NATURE OF OPERATIONS
The Company markets a broad line of life insurance and savings products primarily through independent insurance agents and brokers. Life insurance consists of traditional products, including term and whole life, interest-sensitive life, immediate annuities with life contingencies, variable life and indexed life insurance. Savings products include deferred annuities and immediate annuities without life contingencies. Deferred annuities include fixed rate, market value adjusted, indexed and variable annuities. In 1999, annuity premiums and deposits represented 80.9% of the Company's total statutory premiums and deposits.

Annuity contracts and life insurance policies issued by the Company are subject to discretionary surrender or withdrawal by customers, subject to applicable surrender charges. These policies and contracts are reinsured primarily with ALIC (see Note 3), which invests premiums and deposits to provide cash flows that will be used to fund future benefits and expenses.

The Company monitors economic and regulatory developments which have the potential to impact its business. Recently enacted federal legislation will allow for banks and other financial organizations to have greater participation in the securities and insurance businesses. This legislation may present an increased level of competition for sales of the Company's products. Furthermore, the market for deferred annuities and interest-sensitive life insurance is enhanced by the tax incentives available under current law. Any legislative changes which lessen these incentives are likely to negatively impact the demand for these products.

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

The Company is authorized to sell life and savings products in all states except New York, as well as in the District of Columbia, Guam and the U.S. Virgin Islands. The top geographic locations for statutory premiums and deposits for the Company were California, Florida, Wisconsin, Pennsylvania and Illinois for the year ended December 31, 1999. No other jurisdiction accounted for more than 5% of statutory premiums and deposits. All premiums and deposits are ceded under reinsurance agreements.

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

Investment income consists primarily of interest and short-term investment dividends. Interest is recognized on an accrual basis and dividends are recorded at the ex-dividend date. Interest income on mortgaged-backed securities is determined on the effective yield method, based on the estimated principal repayments. Accrual of income is suspended for fixed income securities that are in default or when the receipt of interest payments is in doubt. Realized capital gains and losses are determined on a specific identification basis.

REINSURANCE RECOVERABLE
The Company has reinsurance agreements whereby all premiums, contract charges, credited interest, policy benefits and certain expenses are ceded. Such amounts are reflected net of such reinsurance in the consolidated statements of operations and comprehensive income. Investment income earned on the assets which support contractholder funds and the reserve for life-contingent contract benefits is not included in the Company's consolidated financial statements as those assets are owned and managed under terms of the reinsurance agreements. Reinsurance recoverable and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the consolidated statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

RECOGNITION OF INSURANCE REVENUE AND RELATED BENEFITS AND INTEREST CREDITED Traditional life insurance products consist principally of products with fixed and guaranteed premiums and benefits, primarily term and whole life insurance products and certain annuities with life contingencies. Premiums from these products are recognized as revenue when due. Benefits are recognized in relation to such revenue so as to result in the recognition of profits over the life of the policy and are reflected in contract benefits.

Interest-sensitive life contracts are insurance contracts whose terms are not fixed and guaranteed. The terms that may be changed include premiums paid by the contractholder, interest credited to the contractholder account balance and one or more amounts assessed against the contractholder. Premiums from these contracts are reported as deposits to contractholder funds. Contract charge revenue consists of fees assessed against the contractholder account balance for cost of insurance (mortality risk), contract administration and surrender charges. Contract benefits include interest credited to contracts and claims incurred in excess of related contractholder account balance.

Limited payment contracts, a type of immediate annuity with life contingencies and single premium life contract, are contracts that provide insurance protection over a contract period that extends beyond the period in which premiums are collected. Gross premiums in excess of the net premium on limited payment contracts are deferred and recognized over the contract period. Contract benefits are recognized in relation to such revenues so as to result in the recognition of profits over the life of the policy.

Contracts that do not subject the Company to significant risk arising from mortality or morbidity are referred to as investment contracts. Fixed rate annuities, market value adjusted annuities, indexed

                          LINCOLN BENEFIT LIFE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)

annuities and immediate annuities without life contingencies are considered investment contracts. Deposits received for such contracts are reported as deposits to contractholder funds. Contract charge revenue for investment contracts consists of charges assessed against the contractholder account balance for contract administration and surrenders. Contract benefits include interest credited and claims incurred in excess of the related contractholder account balance.

Crediting rates for fixed rate annuities and interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions. Crediting rates for indexed annuities and indexed life products are based on an interest rate index, such as LIBOR or an equity index, such as the S&P 500.

Investment contracts also include variable annuity and variable life contracts which are sold as Separate Accounts products. The assets supporting these products are legally segregated and available only to settle Separate Accounts contract obligations. Deposits received are reported as Separate Accounts liabilities. The Company's contract charge revenue for these contracts consists of charges assessed against the Separate Accounts fund balances for contract maintenance, administration, mortality, expense and surrenders.

All premiums, contract charges, contract benefits and interest credited are reinsured.

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

SEPARATE ACCOUNTS
The Company issues deferred variable annuity and variable life contracts, the assets and liabilities of which are legally segregated and recorded as assets and liabilities of the Separate Accounts. Absent any contract provisions wherein the Company contractually guarantees either a minimum return or account value to the beneficiaries of the contractholders in the form of a death benefit, the contractholders bear the investment risk that the Separate Accounts' funds may not meet their stated objectives.

The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claim to the related assets and are carried at the fair value of the assets. In the event that the asset value of certain contractholder accounts are projected to be below the value guaranteed by the Company, a liability is established through a charge to earnings. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and therefore, are not included in the Company's consolidated statements of operations and comprehensive income. Revenues to the Company from Separate Accounts consist of contract maintenance and administration fees, and mortality, surrender and expense charges.

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS
The reserve for life-contingent contract benefits, which relates to traditional life insurance, immediate annuities with life contingencies and certain variable annuity contract guarantees, is computed on the basis of assumptions as to mortality, future investment yields, terminations and expenses at the time the policy is issued. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. Detailed reserve assumptions and reserve interest rates are outlined in Note 6.

                          LINCOLN BENEFIT LIFE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)

CONTRACTHOLDER FUNDS
Contractholder funds arise from the issuance of interest-sensitive life and certain investment contracts. Deposits received are recorded as interest-bearing liabilities. Contractholder funds are equal to deposits received, net of commissions, and interest credited to the benefit of the contractholder less withdrawals, mortality charges and administrative expenses. Detailed information on crediting rates and surrender and withdrawal protection on contractholder funds are outlined in Note 6.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARDS
In 1999, the Company adopted Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The SOP provides guidance concerning when to recognize a liability for insurance-related assessments and how those liabilities should be measured. Specifically, insurance-related assessments should be recognized as liabilities when all of the following criteria have been met: 1) an assessment has been imposed or it is probable that an assessment will be imposed, 2) the event obligating an entity to pay an assessment has occurred and 3) the amount of the assessment can be reasonably estimated. Adoption of this statement was not material to the Company's results of operations or financial position.


3.   RELATED PARTY TRANSACTIONS

REINSURANCE
The Company has reinsurance agreements whereby certain premiums, contract charges, credited interest, policy benefits and expenses are ceded to ALIC, and reflected net of such reinsurance in the consolidated statements of operations and comprehensive income. Reinsurance recoverable and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the consolidated statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

Investment income earned on the assets which support contractholder funds and the reserve for life-contingent contract benefits are not included in the Company's consolidated financial statements as those assets are owned and managed under terms of the reinsurance agreements. The following amounts were ceded to ALIC under reinsurance agreements.

                                                    YEAR ENDED DECEMBER 31,
                                                ------------------------------
($ in thousands)                                  1999       1998       1997
                                                --------   --------   --------
Premiums                                        $ 60,451   $ 30,811   $ 34,834
Contract charges                                 127,403    106,158     87,061
Credited interest, policy benefits, and other
  expenses                                       684,704    624,620    533,369

BUSINESS OPERATIONS
The Company utilizes services provided by AIC and ALIC and business facilities owned or leased, and operated by AIC in conducting its business activities. The Company reimburses AIC and ALIC for the operating expenses incurred on behalf of the Company. The Company is charged for the cost of these operating expenses based on the level of services provided. Operating expenses, including compensation and retirement and other benefit programs, allocated to the Company were $26,418,

                          LINCOLN BENEFIT LIFE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)

$45,940 and $34,947 in 1999, 1998 and 1997, respectively. Of these costs, the Company retains investment related expenses. All other costs are ceded to ALIC under reinsurance agreements.

4.   INVESTMENTS

FAIR VALUES
The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:

                                                   GROSS UNREALIZED
                                                  ------------------
                                     AMORTIZED                            FAIR
                                        COST       GAINS     LOSSES       VALUE
                                     ---------    -------   --------    --------
AT DECEMBER 31, 1999
U.S. government and agencies         $  11,849    $   606   $    (30)  $  12,425
Corporate                               95,036        439     (3,282)     92,193
Municipal                               10,625         78       (108)     10,595
Mortgage-backed securities              41,237      1,372       (604)     42,005
                                     ---------    -------   --------    --------
     Total fixed income securities   $ 158,747    $ 2,495   $ (4,024)  $ 157,218
                                     =========    =======   ========    ========

AT DECEMBER 31, 1998
U.S. government and agencies         $  14,105    $ 2,498   $      -    $ 16,603
Corporate                               84,547      3,548       (151)     87,944
Foreign government                       3,031        239          -       3,270
Mortgage-backed securities              48,215      2,972        (20)     51,167
                                     ---------    -------   --------    --------
     Total fixed income securities   $ 149,898    $ 9,257   $   (171)   $158,984
                                     =========    =======   ========    ========

SCHEDULED MATURITIES
The scheduled maturities for fixed income securities are as follows at December 31, 1999:

                                         AMORTIZED    FAIR
                                            COST      VALUE
                                         ---------  --------
Due in one year or less                  $   2,000  $  1,999
Due after one year through five years       38,778    38,374
Due after five years through ten years      56,887    54,579
Due after ten years                         19,845    20,261
                                         ---------  --------
                                           117,510   115,213
Mortgage-backed securities                  41,237    42,005
                                         ---------  --------
     Total                               $ 158,747  $157,218
                                         =========  ========

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

                               LINCOLN BENEFIT LIFE COMPANY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ($ IN THOUSANDS)




NET INVESTMENT INCOME
YEAR ENDED DECEMBER 31,                   1999             1998           1997
                                          ----             ----           ----
Fixed income securities               $  10,380         $ 10,375       $ 10,032
 Short-term investments                     577              286            195
                                         ------           ------         ------
  Investment income, before expense      10,957           10,661         10,227
  Investment expense                        217              583            160
                                         ------           ------         ------
  Net investment income               $  10,740         $ 10,078       $ 10,067
                                      =========         ========       ========

REALIZED CAPITAL GAINS AND LOSSES
YEAR ENDED DECEMBER 31,                   1999             1998           1997
                                          ----             ----           ----

Fixed income securities               $   (913)         $   134        $     17
  Income taxes                            (320)              47               6
                                      --------          -------        --------
  Realized capital gains and losses,
    after tax                         $   (593)         $    87        $     11
                                      ========          =======        ========

Excluding calls and prepayments, gross gains of $1 and gross losses of $914 were realized on sales of fixed income securities during 1999. There were no gross gains or losses realized on sales of fixed income securities during 1998 and 1997.

UNREALIZED NET CAPITAL GAINS AND LOSSES
Unrealized net capital gains on fixed income securities included in shareholder's equity at December 31, 1999 are as follows:


                                         COST/                               GROSS UNREALIZED           UNREALIZED
                                      AMORTIZED COST         FAIR VALUE     GAINS       LOSSES          NET LOSSES
                                      --------------         ----------     -----       ------          ----------

Fixed income securities                  $ 158,747          $ 157,218       $2,495     $ (4,024)       $  (1,529)
                                        ==========          =========       ======     ========
Deferred income taxes                                                                                        535
                                                                                                       ---------
Unrealized net capital losses                                                                          $    (994)
                                                                                                       =========








CHANGE IN UNREALIZED NET CAPITAL GAINS AND LOSSES
YEAR ENDED DECEMBER 31,                                 1999               1998               1997
                                                        ----               ----               ----
     Fixed income securities                       $  (10,615)         $  2,729           $  3,585
     Deferred income taxes                              3,715              (955)            (1,254)
                                                   ----------          --------           --------
     (Decrease) increase in unrealized net
        capital gains                              $   (6,900)         $  1,774           $  2,331
                                                   ==========          ========           ========





SECURITIES ON DEPOSIT
At December 31, 1999, fixed income securities with a carrying value of $7,628 were on deposit with regulatory authorities as required by law.

5.  FINANCIAL INSTRUMENTS

In the normal course of business, the Company invests in various financial assets and incurs various financial liabilities. The fair value estimates of financial instruments presented on the following page are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since a number of the Company's significant assets (including reinsurance recoverables) and liabilities (including traditional life

                            LINCOLN BENEFIT LIFE COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ($ IN THOUSANDS)

and interest-sensitive life insurance reserves and deferred income taxes) are not considered financial instruments and are not carried at fair value.
Other assets and liabilities considered financial instruments, such as accrued investment income and cash, are generally of a short-term nature. Their carrying values are assumed to approximate fair value.

FINANCIAL ASSETS
The carrying value and fair value of financial assets at December 31, are as follows:


                                                  1999                        1998
                                                  ----                        ----
                                       CARRYING          FAIR      CARRYING          FAIR
                                        VALUE            VALUE      VALUE            VALUE
                                       --------          -----     --------          -----
Fixed income securities              $  157,218        $ 157,218  $ 158,984       $  158,984
Short-term investments                    1,919            1,919      3,675            3,675
Separate Accounts                     1,411,996        1,411,996    763,416          763,416


Fair values for fixed income securities are based on quoted market prices where available. Non-quoted securities are valued based on discounted cash flows using current interest rates for similar securities. Short-term investments are highly liquid investments with maturities of less than one year whose carrying value are deemed to approximate fair value. Separate Accounts assets are carried in the consolidated statements of financial position at fair value based on quoted market prices.

FINANCIAL LIABILITIES
The carrying value and fair value of financial liabilities at December 31, are as follows:


                                                 1999                         1998
                                                 ----                         ----
                                      CARRYING            FAIR      CARRYING        FAIR
                                       VALUE              VALUE      VALUE          VALUE
                                      --------            -----     --------        -----

Contractholder funds on
  investment contracts              $ 5,716,583        $ 5,424,725  $ 5,220,485    $ 5,006,124
Separate Accounts                     1,411,996          1,411,996      763,416        763,416


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

                         LINCOLN BENEFIT LIFE COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              ($ IN THOUSANDS)


6.  RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS AND CONTRACTHOLDER FUNDS

At December 31, the reserve for life-contingent contract benefits consists of the following:


                                                         1999              1998
                                                         ----              ----
          Immediate annuities                         $ 79,269          $  56,683
          Traditional life                             312,130            228,734
          Other                                         27,718             61,557
                                                      --------          ---------
             Total life-contingent contract benefits  $419,117          $ 346,974
                                                      ========          =========

The assumptions for mortality generally utilized in calculating reserves include, the 1983 group annuity mortality table for immediate annuities; and actual Company experience plus loading for traditional life. Interest rate assumptions vary from 4.4% to 9.3% for immediate annuities and 4.0% to 8.0% for traditional life. Other estimation methods used include the present value of contractually fixed future benefits for immediate annuities and the net level premium reserve method using the Company's withdrawal experience rates for traditional life.

At December 31, contractholder funds consists of the following:



                                                         1999              1998
                                                         ----              ----

          Interest-sensitive life                   $ 1,656,087      $  1,572,478
          Fixed annuities:
            Immediate annuities                         123,637           105,692
            Deferred annuities                        5,589,940         5,106,900
                                                    -----------      ------------
            Total contractholder funds              $ 7,369,664      $  6,785,070
                                                    ===========      ============

Contractholder funds are equal to deposits received, net of commissions, and interest credited to the benefit of the contractholder less withdrawals, mortality charges and administrative expenses. Interest rates credited range from 5.2% to 7.4% for interest-sensitive life contracts; 4.4% to 9.3% for immediate annuities and 1.6% to 26.2% for deferred annuities. Withdrawal and surrender charge protection includes: i) for interest-sensitive life, either a percentage of account balance or dollar amount grading off generally over 20 years; and, ii) for deferred annuities not subject to a market value adjustment, either a declining or a level percentage charge generally over nine years or less. Approximately 10% of deferred annuities are subject to a market value adjustment.

7. REINSURANCE

The Company purchases reinsurance to limit aggregate and single losses on large risks. The Company continues to have primary liability as the direct insurer for risks reinsured. Estimating amounts of reinsurance recoverable is impacted by the uncertainties involved in the establishment of loss reserves. Failure of reinsurers to honor their obligations could result in losses to the Company.

The Company cedes a portion of the mortality risk on certain term life policies with a pool of reinsurers.

Amounts recoverable from reinsurers are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Except for ALIC, no single

                           LINCOLN BENEFIT LIFE COMPANY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ($ IN THOUSANDS)

reinsurer had a material obligation to the Company nor is the Company's business substantially dependent upon any reinsurance contract.

The following amounts were ceded to third parties under reinsurance agreements:


                                                     YEAR ENDED DECEMBER 31,
                                                 1999        1998         1997
                                                 ----        ----         ----
Premiums                                    $  201,889    $ 154,320    $173,855
Policy benefits and other expenses             182,389      202,676     182,799



8.  CORPORATION RESTRUCTURING

On November 10, 1999 the Corporation announced a series of strategic initiatives to aggressively expand its selling and servicing capabilities.
The Corporation also announced that it is implementing a program to reduce expenses by approximately $600 million. The reduction will result in the elimination of approximately 4,000 current non-agent positions, across all employment grades and categories by the end of 2000, or approximately 10% of the Corporation's non-agent work force. The impact of the reduction in employee positions is not expected to materially impact the results of operations of the Company.

These cost reductions are part of a larger initiative to redeploy the cost savings to finance new initiatives including investments in direct access and internet channels for new sales and service capabilities, new competitive pricing and underwriting techniques, new agent and claim technology and enhanced marketing and advertising. As a result of the cost reduction program, the Corporation recorded restructuring and related charges of $81 million pretax during the fourth quarter of 1999. The Corporation anticipates that additional pretax restructuring related charges of approximately $100 million will be expensed as incurred throughout 2000. The Company's allocable share of these expenses were immaterial in 1999 and are expected to be immaterial in 2000.

9.  INCOME TAXES

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

Prior to June 30, 1995, the Corporation was a subsidiary of Sears Roebuck & Co. ("Sears") and, with its eligible domestic subsidiaries, was included in the Sears consolidated federal income tax return and federal income tax allocation agreement. Effective June 30, 1995, the Corporation and Sears entered into a new tax sharing agreement, which governs their respective rights and obligations with respect to federal income taxes for all periods during which the Corporation was a subsidiary of Sears, including the treatment of audits of tax returns for such periods.

The Internal Revenue Service ("IRS") has completed its review of the Allstate Group's federal income tax returns through the 1993 tax year. Any adjustments that may result from IRS examinations of tax returns

                        LINCOLN BENEFIT LIFE COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             ($ IN THOUSANDS)


are not expected to have a material impact on the financial position, liquidity or result of operations of the Company.

The components of the deferred income tax assets and liabilities at December 31, are as follow:


                                                       1999             1998
                                                       ----             ----
DEFERRED ASSETS
Unrealized net capital losses                     $     535          $      -
Other assets                                            897                 -
                                                  ---------          --------
   Total deferred assets                              1,432                 -

DEFERRED LIABILITIES
Difference in tax bases of investments               (2,177)           (2,244)
Unrealized net capital gains                              -            (3,180)
Other liabilities                                         -              (122)
                                                  ---------          --------
  Total deferred liabilities                         (2,177)           (5,546)
                                                  ---------          --------
  Net deferred liability                          $    (745)         $ (5,546)
                                                  =========          ========


The components of the income tax expense for the year ended at December 31, are as follow:


                                          1999           1998         1997
                                          ----           ----         ----
Current                                $  3,645        $ 3,262      $ 4,321
Deferred                                 (1,086)           442         (586)
                                       --------        -------      -------
   Total income tax expense            $  2,559        $ 3,704      $ 3,735
                                       ========        =======      =======


The Company paid income taxes of $3,902, $731 and $4,116 in 1999, 1998 and 1997, respectively

A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the year ended December 31, is as follows:


                                          1999           1998         1997
                                          ----           ----         ----
Statutory federal income tax rate         35.0%          35.0%        35.0%
Other                                     (1.0)            .7           .3
                                          ----           ----         ----
Effective income tax rate                 34.0%          35.7%        35.3%
                                          ====           ====         ====


Prior to January 1, 1984, the Company was entitled to exclude certain amounts from taxable income and accumulate such amounts in a "policyholder surplus" account. The balance in this account at December 31, 1999, approximately $340, will result in federal income taxes payable of $119 if distributed by the Company. No provision for taxes has been made as the Company has no plan to distribute amounts from this account. No further additions to the account have been permitted since the Tax Reform Act of 1984.

                        LINCOLN BENEFIT LIFE COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             ($ IN THOUSANDS)


10.  STATUTORY FINANCIAL INFORMATION

The Company's statutory capital and surplus was $153,632 and $146,842 at December 31, 1999 and 1998, respectively. The Company's statutory net income was $6,091, $7,201 and $6,665 for the years ended December 31, 1999, 1998 and 1997, respectively.

PERMITTED STATUTORY ACCOUNTING PRACTICES
The Company prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the Nebraska Department of Insurance. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Company does not follow any permitted statutory accounting practices that have a significant impact on statutory surplus or statutory net income.

The NAIC's codification initiative has produced a comprehensive guide of statutory accounting principles, which the Company will implement in January 2001. The Company's state of domicile, Nebraska, has passed legislation revising various statutory accounting requirements to conform to codification. These requirements are not expected to have a material impact on the statutory surplus of the Company.

DIVIDENDS
The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The payment of shareholder dividends by the Company without the prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in accordance with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that the Company can distribute during 2000 without prior approval of the Nebraska Department of Insurance is $15,113.

RISK-BASED CAPITAL
The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The requirement consists of a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks. At December 31, 1999, RBC for the Company was significantly above a level that would require regulatory action.

                             LINCOLN BENEFIT LIFE COMPANY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ($ IN THOUSANDS)

11.  OTHER COMPREHENSIVE INCOME

The components of other comprehensive income on a pretax and after-tax basis for the year ended December 31, are as follows:


                                         1999                            1998                            1997
                              -----------------------------   --------------------------      ---------------------------------
                                                   After-                          After-                               After-
                              Pretax     Tax       Tax        Pretax     Tax        Tax        Pretax         Tax         Tax
                              ------     ---       ------     ------     ---       ------      ------         ---       ------
UNREALIZED CAPITAL GAINS
 AND LOSSES:
-------------------------
 Unrealized holding
   (losses) gains arising
   during the period        $ (11,528)  $ 4,035  $ (7,493)    $ 2,863   $(1,002)   $ 1,861     $ 3,602     $ (1,260)    $ 2,342
 Less: reclassification
   adjustments                   (913)      320      (593)        134       (47)        87          17           (6)         11
                            ---------   -------  --------     -------   -------    -------     -------     --------     -------
 Unrealized net capital
   (losses) gains             (10,615)    3,715    (6,900)      2,729      (955)     1,774       3,585       (1,254)      2,331
                            ---------   -------  --------     -------  --------    -------     -------     --------     -------
 Other comprehensive
   (loss) income            $ (10,615)  $ 3,715  $ (6,900)    $ 2,729   $  (955)   $ 1,774     $ 3,585     $ (1,254)    $ 2,331
                            =========   =======  ========     =======   =======    =======     =======     ========     =======


12.  COMMITMENTS AND CONTINGENT LIABILITIES

LEASES
The Company leases certain office facilities and computer equipment.
Total rent expense for all leases was $2,042, $1,743 and $1,596 in 1999, 1998 and 1997, respectively. Minimum rental commitments under noncancelable operating leases with initial or remaining term of more than one year as of December 31, are as follows:


                                                          1999
                                                          ----
                                           2000         $ 1,815
                                           2001             296
                                           2002              12
                                           2003              12
                                           2004              12
                                     Thereafter             264
                                                        -------
                                                        $ 2,411
                                                        =======


REGULATION AND LEGAL PROCEEDINGS
The Company's business is subject to the effects of a changing social, economic and regulatory environment. Public and regulatory initiatives have varied and have included employee benefit regulation, removal of barriers preventing banks from engaging in the securities and insurance business, tax law changes affecting the taxation of insurance companies, and tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles, and proposed legislation to prohibit the use of gender in determining insurance rates and benefits. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

From time to time the Company is involved in pending and threatened litigation in the normal course of its business in which claims for monetary damages are asserted. In the opinion of management, the ultimate

                             LINCOLN BENEFIT LIFE COMPANY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ($ IN THOUSANDS)


liability, if any, arising from such pending or threatened litigation is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

GUARANTY FUNDS
Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. The Company's expenses related to these funds have been immaterial. These expenses are ceded to ALIC under reinsurance agreements.

MARKETING AND COMPLIANCE ISSUES
Companies operating in the insurance and financial services markets have come under the scrutiny of regulators with respect to market conduct and compliance issues. Under certain circumstances, companies have been held responsible for providing incomplete or misleading sales materials and for replacing existing policies with policies that were less advantageous to the policyholder. The Company monitors its sales materials and enforces compliance procedures to mitigate any exposure to potential litigation. The Company is a member of the Insurance Marketplace Standards Association, an organization which advocates ethical market conduct.


13. SALE OF BUILDING

Included within other income and expenses in the Company's consolidated statements of operations and comprehensive income for 1999, is a write-down of $798 associated with the sale of the Company's building in Lincoln, Nebraska which occurred in the first quarter of 2000. Also included in other income and expenses is the write-down of $1,200 related to unamortized building improvements recognized in the third quarter of 1999 when the building was vacated by the Company.


14. SUBSEQUENT EVENT

On January 13, 2000, the Company declared a dividend of all the common shares of AFD, Inc stock to ALIC. AFD, Inc income (loss) after taxes, included within other income and expenses and income tax expense was ($9), $136, and $580 in 1999, 1998 and 1997, respectively. Total assets for AFD, Inc were immaterial to the Company in total at December 31, 1999 and 1998.

                                LINCOLN BENEFIT LIFE COMPANY
                                 SCHEDULE IV - REINSURANCE
                                       ($ IN THOUSANDS)


                                       GROSS                        NET
YEAR ENDED DECEMBER 31, 1999           AMOUNT         CEDED        AMOUNT
----------------------------           ------         -----        ------
Life insurance in force           $ 109,520,029   $ 109,520,029  $       -
                                  =============   =============  =========

Premiums and contract charges:
       Life and annuities         $     369,540   $     369,540  $       -
       Accident and health               20,203          20,203          -
                                  -------------   -------------  ---------
                                  $     389,743   $     389,743  $       -
                                  =============   =============  =========


                                     GROSS                          NET
YEAR ENDED DECEMBER 31, 1998         AMOUNT           CEDED        AMOUNT
----------------------------         --------         -------      ------

Life insurance in force           $  97,690,299   $  97,690,299  $       -
                                  =============   =============  =========

Premiums and contract charges:
       Life and annuities         $     287,839   $     287,839  $       -
       Accident and health                3,450           3,450          -
                                  -------------   -------------  ---------
                                  $     291,289   $     291,289  $       -
                                  =============   =============  =========


                                     GROSS                          NET
YEAR ENDED DECEMBER 31, 1997         AMOUNT             CEDED       AMOUNT
----------------------------         ------             -----       ------

Life insurance in force           $  72,754,000   $  72,754,000  $       -
                                  =============   =============  =========

Premiums and contract charges:
       Life and annuities         $     277,825   $     277,825  $       -
       Accident and health               35,217   $      35,217          -
                                  -------------   -------------  ---------
                                  $     313,042   $     313,042  $       -
                                  =============   =============  =========


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

                     LINCOLN BENEFIT LIFE COMPANY

                             By:     /s/ B. Eugene Wraith
                                     ---------------------
                                     B. Eugene Wraith
                                     President and Chief Operating Officer

                             Date:   March 27, 2000
                                     ---------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





    SIGNATURE                        TITLE                          DATE
--------------------         ----------------------          -------------------

/s/ B. Eugene Wraith
--------------------         President, Chief Operating
B. Eugene Wraith             Officer and Director                March 27, 2000
(PRINCIPAL EXECUTIVE OFFICER)

/s/ Marvin P. Ehly
--------------------
Marvin P. Ehly               Senior Vice President,              March 27, 2000
(Principal Financial         Treasurer, Controller and Director
Officer and Principal
Accounting Officer)

/s/ LAWRENCE W. DAHL
---------------------        Executive Vice President            March 27, 2000
Lawrence W. Dahl             and Director

/s/ DOUGLAS F. GAER
---------------------        Executive Vice President            March 27, 2000
Douglas F. Gaer              and Director

/s/ ROBERT E. RICH
---------------------        Executive Vice President            March 27, 2000
Robert E. Rich               and Director

/s/ THOMAS R. ASHLEY
---------------------         Director                           March 27, 2000
Thomas R. Ashley

/s/ THOMAS J. BERNEY
---------------------         Director                           March 27, 2000
Thomas J. Berney

/s/ JOHN H. COLEMAN III
---------------------         Director                           March 27, 2000
John H. Coleman III

/s/ RODGER A. HERGENRADER
---------------------         Director                           March 27, 2000
Rodger A. Hergenrader

---------------------         Director                           March 27, 2000
Kevin Slawin

/s/ J. SCOTT TAYLOR
---------------------         Director                           March 27, 2000
J. Scott Taylor

---------------------         Director                           March 27, 2000
Michael J. Velotta

/s/ CAROL S. WATSON
---------------------         Director                           March 27, 2000
Carol S. Watson

/s/ DEAN M. WAY
---------------------         Director                           March 27, 2000
Dean M. Way

---------------------         Director                           March 27, 2000
Patricia W. Wilson

---------------------         Chairman of the Board,             March 27, 2000
Thomas J. Wilson, II          Chief Executive Officer,
                              and Director