Form 10-Q
period 2000-03-31
LINCOLN BENEFIT LIFE CO
filed 2000-05-12
CIK 910739

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

                 For the quarterly period ended: March 31, 2000

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

                             2940 South 84th Street
                          Lincoln, Nebraska 68506-4142
               (Address of principal executive offices)(zip code)

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

Yes. . ./X/. .             No

         Indicate the number of shares of each of the issuer's classes of common stock as of March 31, 2000; there were 25,000 shares of common capital stock outstanding, par value $100 per share all of which shares are held by Allstate Life Insurance Company.

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

            Statements of Financial Position
            March 31, 2000(Unaudited) and December 31, 1999.................. 3

            Statements of Operations
            Three Months Ended March 31, 2000 and
            March 31, 1999 (Unaudited)....................................... 4

            Statements of Cash Flows
            Three Months Ended March 31, 2000 and
                  March 31, 1999 (Unaudited)................................. 5

            Notes to Financial Statements.................................... 6


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................... 9

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE
         ABOUT MARKET RISK*................................................. N/A


PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS................................................. 11

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS*........................ N/A

Item 3.   DEFAULTS UPON SENIOR SECURITIES*.................................. N/A

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS*.......................................................... N/A

Item 5.   OTHER INFORMATION................................................. 11

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.................................. 11

SIGNATURE PAGE.............................................................. 12


*Omitted pursuant to General Instruction H(2) of Form 10-Q.

                                      LINCOLN BENEFIT LIFE COMPANY
                                    STATEMENTS OF FINANCIAL POSITION


                                                                       March 31,          December 31,
                                                                         2000                 1999
                                                                    ----------------     ----------------
($ in thousands, except par value)                                    (Unaudited)

Assets
Investments
 Fixed income securities, at fair value
     (amortized cost $159,007 and $158,747)                             $  157,608           $  157,218
   Short-term                                                                4,001                1,919
                                                                        ----------           ----------
         Total investments                                                 161,609              159,137

Cash                                                                         1,277                  982
Reinsurance recoverable from
   Allstate Life Insurance Company                                       7,807,189            7,539,995
Reinsurance recoverables from non-affiliates                               276,982              260,324
Receivable from affiliates, net                                              8,783                    -
Other assets                                                                 3,208                4,497
Separate Accounts                                                        1,616,052            1,411,996
                                                                        ----------           ----------
         Total assets                                                   $9,875,100          $ 9,376,931
                                                                        ==========          ===========

Liabilities
Reserve for life-contingent contract benefits                           $  448,807            $ 419,117
Contractholder funds                                                     7,627,403            7,369,664
Current income taxes payable                                                 3,184                3,404
Deferred income taxes                                                        1,976                  745
Payable to affiliates, net                                                       -               12,650
Other liabilities and accrued expenses                                      18,021                1,528
Separate Accounts                                                        1,616,052            1,411,996
                                                                       -----------           ----------
         Total liabilities                                               9,715,443            9,219,104
                                                                       -----------           ----------

Commitments and Contingent Liabilities (Note 4)

Shareholder's equity

Common stock, $100 par value, 30,000 shares
      authorized, 25,000 issued and outstanding                               2,500                2,500
Additional capital paid-in                                                  116,750              116,750
Retained income                                                              41,316               39,571

Accumulated other comprehensive loss:

    Unrealized net capital losses                                             (909)                (994)
                                                                       ------------         ------------
         Total accumulated other comprehensive loss                           (909)                (994)
                                                                       ------------         ------------
         Total shareholder's equity                                         159,657              157,827
                                                                       ------------         ------------
         Total liabilities and shareholder's equity                     $ 9,875,100          $ 9,376,931
                                                                       ============         ============




See notes to financial statements.



                               LINCOLN BENEFIT LIFE COMPANY
                                STATEMENTS OF OPERATIONS




                                                                Three Months Ended
                                                                    March 31,
                                                        -----------------------------------
($ in thousands)                                             2000                1999
                                                        ---------------     ---------------

                                                                   (Unaudited)

Revenues

Net investment income                                          $ 2,784             $ 2,659
Realized capital gains and losses                                  (3)                   1
Other expenses                                                    (26)                 (29)
                                                               -------             --------

Income from operations

   before income tax expense                                     2,755               2,631
Income tax expense                                                 964                 930
                                                               -------             -------

Net income                                                     $ 1,791             $ 1,701
                                                               =======             =======

























See notes to financial statements.

                                  LINCOLN BENEFIT LIFE COMPANY
                                    STATEMENTS OF CASH FLOWS



                                                                     Three Months Ended
                                                                          March 31,

                                                             ------------------------------------
($ in thousands)                                                  2000                1999
                                                             ----------------    ----------------
                                                               (Unaudited)

Cash flows from operating activities

Net income                                                           $ 1,791             $ 1,701
Adjustments to reconcile net income to net cash
    provided by operating activities
       Depreciation, amortization and other non-cash items               (32)                 20
       Realized capital gains and losses                                   3                  (1)
       Changes in:
           Life-contingent contract benefits and
               contractholder funds                                    3,578              (1,561)
           Income taxes payable                                          965                 926
           Other operating assets and liabilities                     (3,727)                642
                                                                      -------              ------
               Net cash provided by operating activities               2,578               1,727
                                                                      -------              ------

Cash flows from investing activities

Fixed income securities

       Proceeds from sales                                             8,701                   -
       Investment collections                                            746               4,986
       Investment purchases                                           (9,606)             (6,812)
Change in short-term investments, net                                 (2,124)               (516)
                                                                    ---------             --------
               Net cash used in investing activities                  (2,283)             (2,342)
                                                                    ---------             --------

Net increase (decrease) in cash                                          295                (615)
Cash at the beginning of period                                          982               1,579
                                                                    ---------             --------
Cash at end of period                                               $ 1,277               $ 964
                                                                    =========             ========

















See notes to financial statements.

                          LINCOLN BENEFIT LIFE COMPANY

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.     Basis of Presentation

       The  accompanying  financial  statements  include the accounts of Lincoln
       Benefit Life Company ("the Company"), a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"). These financial statements have been prepared in conformity with generally accepted accounting principles.

       The financial statements and notes as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Lincoln Benefit Life Company Annual Report on Form 10-K for 1999. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

       On January 25, 2000, the Company paid a dividend of all common shares of AFD, Inc. ("AFDI") stock, a registered broker-dealer, to ALIC. Prior to the dividend, AFDI had been consolidated in the Company's financial statements and related disclosures. In conjunction with the dividend, the Company has restated its prior year financial results to exclude AFDI.

       To conform with the 2000 presentation, certain amounts in the prior years' financial statements and notes have been reclassified.

2.     Reinsurance

       The Company has reinsurance agreements whereby certain premiums, contract charges, credited interest, policy benefits and expenses are ceded to ALIC and reflected net of such reinsurance in the statements of operations. Reinsurance recoverable and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

                          LINCOLN BENEFIT LIFE COMPANY
                         NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

       Investment income earned on the assets which support contractholder funds and the reserve for life-contingent contract benefits is not included in the Company's financial statements as those assets are owned and managed under terms of the reinsurance agreements. The following amounts were ceded to ALIC under reinsurance agreements.

                                                                  Three Months Ended
                                                                       March 31,

                                                          ------------------------------------
       ($ in thousands)                                        2000                1999
                                                          ----------------    ----------------

       Premiums                                                $18,858             $13,383
       Contract charges                                         34,472              31,897
       Credited interest, policy benefits,
           and certain expenses                                173,484             167,288

       The Company also purchases reinsurance from non-affiliates. The following amounts were ceded to third parties under reinsurance agreements.

                                                                  Three Months Ended
                                                                       March 31,

                                                          ------------------------------------
       ($ in thousands)                                        2000                1999
                                                          ----------------    ----------------

       Premiums                                                $45,599             $29,937
       Credited interest, policy benefits,
           and certain expenses                                 64,397              57,371


                          LINCOLN BENEFIT LIFE COMPANY
                         NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.      Comprehensive Income

        The components of other comprehensive income on a pretax and after-tax basis for the three months ended March 31, are as follows:

       ($ in thousands)                                        2000                                  1999
                                                 ----------------------------------    ----------------------------------

                                                                          After-                               After-
                                                  Pretax       Tax         tax        Pretax        Tax          tax

       Unrealized capital gains and
           and losses:
       -----------------------------------------

       Unrealized holding gains (losses)
          arising during the period                  $127        $(44)       $ 83      $(3,165)      $1,108     $(2,057)
       Less: reclassification adjustments              (3)          1          (2)           1            -           1
                                                     -------     -------    -------   ---------      -------     --------
       Unrealized net capital gains
          (losses)                                    130         (45)         85       (3,166)       1,108      (2,058)
                                                     -------     ------     -------   ---------      -------     --------
       Other comprehensive income

          (loss)                                     $130       $ (45)         85      $(3,166)      $1,108      (2,058)
                                                     ======     =======                ========      =======

       Net income                                                           1,791                                 1,701
                                                                           ------                                -------

       Comprehensive income (loss)                                         $1,876                                $ (357)
                                                                           =======                                =======


4.    Commitments and Contingent Liabilities

      Regulation and legal proceedings

      The Company's business is subject to the effects of a changing social, economic and regulatory environment. Public and regulatory initiatives have varied and have included employee benefit regulations, removal of barriers preventing banks from engaging in the securities and insurance business, tax law changes affecting the taxation of insurance companies and tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

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

                          Lincoln Benefit Life Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations



      The following discussion highlights significant factors influencing results of operations and changes in financial position of Lincoln Benefit Life Company (the "Company"). It should be read in conjunction with the consolidated financial statements and related notes thereto found under items 7 and 8 of Part II of the Lincoln Benefit Life Company Annual Report on Form 10-K for the year ended December 31, 1999.

      The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation ("Corporation"), markets a broad line of life insurance and savings products through independent insurance agents and brokers. Life insurance consists of traditional products, including term and whole life, interest-sensitive life, immediate annuities with life contingencies, variable life and indexed life insurance. Savings products include deferred annuities and immediate annuities without life contingencies. Deferred annuities include fixed rate, market value adjusted, indexed and variable annuities.

      The Company has identified itself as a single segment entity.

      The assets and liabilities related to variable annuity and variable life contracts are legally segregated and reflected as Separate Accounts. The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claim to the related assets and are carried at the fair value of the assets. In the event that the asset value of certain contractholder accounts are projected to be below the value guaranteed by the Company, a liability is established through a charge to earnings. Investment income and realized gains and losses of the Separate Accounts accrue directly to the contractholders and therefore, are not included in the Company's statements of operations.

      On January 25, 2000, the Company paid a dividend of all common shares of AFD, Inc. ("AFDI") stock, a registered broker-dealer, to ALIC. Prior to the dividend, AFDI had been consolidated in the Company's financial statements and related disclosures. In conjunction with the dividend, the Company has restated its prior year financial results to exclude AFDI.

Results of Operations

($ in thousands)

                                                                           Three Months Ended
                                                                                March 31,

                                                                       2000                  1999
                                                                 -------------         -------------
Net investment income                                            $       2,784         $       2,659
                                                                 =============         =============
Realized capital gains and losses, after-tax                     $          (2)        $           1
                                                                 =============         =============
Net income                                                       $       1,791         $       1,701
                                                                 =============         =============
Total investments                                                $     161,609         $     161,968
                                                                 =============         =============

      The Company has reinsurance agreements under which contract and policy related transactions are transferred, primarily to ALIC. The Company also has reinsurance agreements with third parties. The Company's results of operations include primarily net investment income and realized capital gains and losses earned on the assets of the Company that are not transferred under the reinsurance agreements. Certain non-investment related expenses which are not transferred under reinsurance agreements are presented in other expenses.

      Net income for the first quarter of 2000 increased 5.3% to $1.8 million. Pretax net investment income for the three month period ended March 31, 2000 increased 4.7% to $2.8 million primarily attributable to higher investment balances. Investments at March 31, 2000, excluding Separate Accounts and unrealized gains and losses on fixed income securities, grew 4.5% from the same period last year.

Financial Position

($ in thousands)

                                                                March 31,              December 31,
                                                                   2000                    1999
                                                            --------------          --------------
Fixed income securities (1)                                 $      157,608          $      157,218
Short-term investments                                               4,001                   1,919
                                                            --------------          --------------
         Total investments                                  $      161,609          $      159,137
                                                            ==============          ==============
Reinsurance recoverable from ALIC                           $    7,807,189          $    7,539,995
                                                            ==============          ==============
Separate Accounts assets and liabilities                    $    1,616,052          $    1,411,996
                                                            ==============          ==============
Contractholder funds                                        $    7,627,403          $    7,369,664
                                                            ==============          ==============

(1)Fixed income securities are carried at fair value. Amortized cost for these securities was $159,007 and $158,747 at March 31, 2000 and December 31, 1999, respectively.

      Total investments were $161.6 million at March 31, 2000 compared to $159.1 million at December 31, 1999. The increase was due primarily to positive cash flows generated from operations. At March 31, 2000, unrealized net capital losses on fixed income securities were $1.4 million compared to $1.5 million at December 31, 1999.

      At March 31, 1999, all of the Company's fixed income securities portfolio is rated investment grade, with a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

      During the three months ended March 31, 2000, contractholder funds increased $257.7 million and amounts recoverable from ALIC under reinsurance agreements increased $267.2 million. The increases resulted primarily from sales of market value adjusted annuity contracts and interest credited to contractholders partially offset by fixed annuity surrenders and withdrawals. Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

      Separate Account assets and liabilities increased 14.5% to $1.62 billion at March 31, 2000. The increases were primarily attributable to sales of variable annuity contracts and the favorable investment performance of the Separate Account investment portfolios, partially offset by surrenders and withdrawals.

Liquidity and Capital Resources

     Under the terms of reinsurance agreements, premiums and deposits, excluding those relating to Separate Accounts, are transferred primarily to ALIC, which maintains the investment portfolios supporting the Company's products. Payments of policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and certain operating costs are also reimbursed primarily by ALIC, under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct insurer for risks reinsured. The Company's ability to meet liquidity demands is dependent on ALIC's ability to meet those demands. ALIC's claims-paying ability was rated Aa2, AA+, and A+ by Moody's, Standard & Poor's and A.M. Best, respectively, at March 31, 2000.

      The primary sources for the remainder of the Company's funds are collection of principal and interest from the investment portfolio and capital contributions from ALIC. The primary uses for the remainder of the Company's funds are to purchase investments and pay costs associated with the maintenance of the Company's investment portfolio.

      At March 31, 2000, the Moody's and Standard and Poor's claims-paying ratings for the Company were Aa2 and AA+, respectively.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-k

         (a)  Exhibits required by Item 601 of Regulation S-K
              (2)  None
              (3)  (i)  Articles of Incorporation*
                   (ii) By-laws*
              (4) Lincoln Benefit Life Company Flexible Premium Deferred Annuity Contract and Application**
              (10) Reinsurance Agreement between Lincoln Benefit Life Company and Allstate Life Insurance Company*
              (11) None
              (15) None
              (18) None
              (19) None
              (22) None
              (23) (a)  Consent of Independent Public Accountants***
                   (b)  Consent of Attorneys***
              (24) None
              (27) Financial Data Schedule
              (99) None

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

***Incorporated herein by reference to the Post-effective Amendment #2 to Registration Statement on Form S-3 for Lincoln Benefit life Company (File No. 333-59765) filed April 28, 2000. Incorporated herein by reference to the Post-effective Amendment #2 to Registration Statement on Form S-3 for Lincoln Benefit Life Company (File No. 333-59769) filed April 28, 2000. Incorporated herein by reference to Post-effective Amendment No. 1 to the Registration Statement on Form S-3 for Lincoln Benefit Life Company (File No. 333-88045) filed April 5, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of May, 2000.

                          LINCOLN BENEFIT LIFE COMPANY

                                  (Registrant)

/s/B. Eugene Wraith

-----------------------                      PRESIDENT, CHIEF OPERATING
B. EUGENE WRAITH                             OFFICER AND DIRECTOR
                                             (PRINCIPAL EXECUTIVE OFFICER)

/S/ Marvin P. Ehly

-----------------------                      SENIOR VICE PRESIDENT
MARVIN P. EHLY                               TREASURER, CONTROLLER AND DIRECTOR
                                             (PRINCIPAL FINANCIAL OFFICER)
                                             (PRINCIPAL ACCOUNTING OFFICER)