Form 10-Q
period 2000-06-30
LINCOLN BENEFIT LIFE CO
filed 2000-08-10
CIK 910739

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

                 For the quarterly period ended: June 30, 2000
                                       OR

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

Yes. . ./X/. .             No

         Indicate the number of shares of each of the issuer's classes of common stock as of June 30, 2000; there were 25,000 shares of common capital stock outstanding, par value $100 per share all of which shares are held by Allstate Life Insurance Company.

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

            Statements of Operations
            Three Months Ended June 30, 2000 and
            June 30, 1999  (Unaudited)....................................... 3

            Statements of Financial Position
            June 30,  2000(Unaudited) and December 31, 1999.................. 4

            Statements of Cash Flows
            Three Months Ended June 30, 2000 and
                  June 30 , 1999 (Unaudited)................................. 5

            Notes to Financial Statements.................................... 6


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................10

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE
         ABOUT MARKET RISK*.................................................N/A


PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS................................................. 14

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS*........................N/A

Item 3.   DEFAULTS UPON SENIOR SECURITIES*..................................N/A

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS*..........................................................N/A

Item 5.   OTHER INFORMATION................................................. 14

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.................................. 14

SIGNATURE PAGE.............................................................. 15


*Omitted pursuant to General Instruction H(2) of Form 10-Q.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                     LINCOLN BENEFIT LIFE INSURANCE COMPANY
                            STATEMENTS OF OPERATIONS

                                                  Three Months Ended                      Six Months Ended
                                                       June 30,                               June 30,
                                            --------------------------------      ---------------------------------
                                            --------------------------------      ---------------------------------
($ in thousands)                                 2000             1999                 2000             1999
                                            ---------------  ---------------      ---------------  ----------------
                                            --------------------------------      ---------------------------------
                                                      (Unaudited)                           (Unaudited)


Net investment income                              $ 3,171          $ 2,727              $ 5,955           $ 5,386
Realized capital gains and losses                        3             (410)                   -              (409)
Other income (expense)                                   7             (144)                 (19)             (173)
                                                   -------          -------              -------           -------

Income from operations before

   income tax expense                                3,181            2,173                5,936             4,804
Income tax expense                                   1,113              751                2,077             1,681
                                                    ------             ----               ------            ------

Net income                                        $  2,068          $ 1,422              $ 3,859           $ 3,123
                                                  ========         ========             ========           =======





    See notes to financial statements.

                     LINCOLN BENEFIT LIFE INSURANCE COMPANY
                        STATEMENTS OF FINANCIAL POSITION



                                                                                           June 30,             December 31,
                                                                                             2000                   1999
                                                                                      -------------------    -------------------
                                                                                      -------------------    -------------------
($ in thousands, except par value data)                                                   (Unaudited)

Assets
Investments
   Fixed income securities, at fair value
      (amortized cost $159,153 and $158,747)                                                   $ 157,688             $ 157,218
   Short-term                                                                                      7,709                 1,919
                                                                                                  ------                 -----
         Total investments                                                                       165,397               159,137

Cash                                                                                               1,260                   982
Reinsurance recoverable from
   Allstate Life Insurance Company, net                                                        8,093,589             7,539,995
Reinsurance recoverable from non-affiliates, net                                                 293,818               260,324
Receivable from affiliates, net                                                                    7,492                     -
Other assets                                                                                       2,751                 4,447
Separate Accounts                                                                              1,660,881             1,411,996
                                                                                              ----------            ----------
         Total assets                                                                      $  10,225,188           $ 9,376,881
                                                                                           =============           ===========

Liabilities
Reserve for life-contingent contract benefits                                                  $ 472,059             $ 419,117
Contractholder funds                                                                           7,907,432             7,369,664
Current income taxes payable                                                                       4,170                 3,404
Deferred income taxes                                                                              2,079                   745
Payable to affiliates, net                                                                             -                12,650
Other liabilities and accrued expenses                                                            16,890                 1,528
Separate Accounts                                                                              1,660,881             1,411,996
                                                                                              ----------            ----------
         Total liabilities                                                                    10,063,511             9,219,104
                                                                                             -----------            ----------

Commitments and Contingent Liabilities (Note 4)

Shareholder's Equity
Common stock, $100 par value, 30 thousand shares
      authorized, 25 thousand issued and outstanding                                               2,500                2,500
Additional capital paid-in                                                                       116,750              116,750
Retained income                                                                                   43,380               39,521

Accumulated other comprehensive income:

    Unrealized net capital losses                                                                   (953)                (994)
                                                                                                    -----               -----
         Total accumulated other comprehensive income                                               (953)                (994)
                                                                                                    -----               -----
         Total shareholder's equity                                                               161,677             157,777
                                                                                                 --------             -------
         Total liabilities and shareholder's equity                                          $ 10,225,188         $ 9,376,881
                                                                                            =============         ===========



 See notes to financial statements.

                     LINCOLN BENEFIT LIFE INSURANCE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                                                                  Six Months Ended
                                                                                                      June 30,

                                                                                       ----------------------------------------
                                                                                       ----------------------------------------
($ in thousands)                                                                             2000                   1999
                                                                                       -----------------      -----------------
                                                                                       ----------------------------------------
                                                                                                     (Unaudited)

Cash flows from operating activities
Net income                                                                                      $ 3,859                $ 3,123
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation, amortization and other non-cash items                                         (475)                     7
       Realized capital gains and losses                                                              -                    409
       Changes in:
           Reserve for life-contingent contract benefits
               and contractholder funds                                                           3,622                 (3,018)
           Income taxes payable                                                                   2,054                  1,678
           Other operating assets and liabilities                                                (3,597)                 1,329
                                                                                                 ------                  -----
               Net cash provided by operating activities                                          5,463                  3,528
                                                                                                 ------                  -----

Cash flows from investing activities

Fixed income securities
       Proceeds from sales                                                                        8,700                  9,193
       Investment collections                                                                     4,968                  8,397
       Investment purchases                                                                     (13,110)                (9,805)
Change in short-term investments, net                                                            (5,743)               (11,919)
                                                                                                 -------               --------
               Net cash used in investing activities                                             (5,185)                (4,134)
                                                                                                 -------                -------

Net (decrease) increase in cash                                                                     278                   (606)
Cash at the beginning of year                                                                       982                  1,579
                                                                                                   ----                  -----
Cash at end of year                                                                            $  1,260                 $  973
                                                                                               ========                 ======








 See notes to financial statements.

                     LINCOLN BENEFIT LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Basis of Presentation

          The accompanying financial statements include the accounts of Lincoln Benefit Life Insurance Company ("the Company"), a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"). These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

          The financial statements and notes as of June 30, 2000, and for the three month and six month periods ended June 30, 2000 and 1999, are unaudited. The financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Lincoln Benefit Life Insurance Company Annual Report on Form 10-K for 1999. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

          On January 25, 2000, the Company paid a dividend of all common shares of AFD, Inc. ("AFDI") stock, a registered broker-dealer, to ALIC. Prior to the dividend, AFDI had been consolidated in the Company's financial statements and related disclosures. In conjunction with the dividend, the Company has restated its prior year financial results to exclude AFDI.

2.     Reinsurance

          The Company has reinsurance agreements whereby certain premiums, contract charges, credited interest, policy benefits and certain expenses are ceded to ALIC and reflected net of such reinsurance in the statements of operations. Reinsurance recoverable and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

                     LINCOLN BENEFIT LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


     Investment income earned on the assets which support contractholder funds and the reserve for life-contingent contract benefits is not included in the Company's financial statements as those assets are owned and managed under terms of the reinsurance agreements. The following table summarizes amounts which were ceded to ALIC under reinsurance agreements.


                                                    Three months ended                    Six months ended
                                                         June 30,                             June 30,
                                               ------------------------------     ----------------------------------
       ($ in thousands)                             2000            1999               2000              1999
                                               ---------------- -------------     ---------------- -----------------
       Premiums                                    $ 16,899      $ 16,541             $ 35,757          $ 29,924
       Contract charges                              40,935        29,041               75,407            60,938
       Credited interest, policy benefits
                  and certain expenses              138,229       182,651              311,713           349,939



     The Company also purchases reinsurance from non-affiliates. The following table summarizes amounts which were ceded to third parties under reinsurance agreements.

                                                    Three months ended                    Six months ended
                                                         June 30,                             June 30,
                                               ------------------------------     ----------------------------------
       ($ in thousands)                             2000            1999               2000              1999
                                               ---------------- -------------     ---------------- -----------------
       Premiums                                    $ 49,688      $ 45,688             $ 95,287          $ 75,625
       Credited interest, policy benefits
           and certain expenses                      49,176        50,905              113,573           108,276





                     LINCOLN BENEFIT LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.      Comprehensive Income

        The components of other comprehensive income on a pretax and after-tax basis are as follows:

                                                                       Three months ended June 30,
                                                 ------------------------------------------------------------------------
   ($ in thousands)                                            2000                                  1999
                                                 ----------------------------------    ----------------------------------
                                                                          After-                               After-
                                                  Pretax       Tax         tax        Pretax        Tax          tax
                                                  -----------------------------------------------------------------------
   Unrealized capital gains and losses:

   Unrealized holding gains (losses)
      arising during the period                     $ (63)         22       $ (41)     $(4,630)      $1,620    $ (3,010)
   Less: reclassification adjustments                   3          (1)          2         (410)         143        (267)
                                                 ---------   --------    --------      -------     --------     -------
   Unrealized net capital gains (losses)              (66)         23         (43)      (4,220)       1,477      (2,743)
                                                 --------    --------    --------      -------     --------     -------
   Other comprehensive income (loss)                $ (66)       $ 23         (43)     $(4,220)      $1,477      (2,743)
                                                   ======        ====                  =======       ======

   Net income                                                               2,068                                 1,422
                                                                          -------                               -------

   Comprehensive income (loss)                                            $ 2,025                              $ (1,321)
                                                                          =======                              ========



                                                                        Six months ended June 30,
                                                 ------------------------------------------------------------------------
   ($ in thousands)                                            2000                                  1999
                                                 ----------------------------------    ----------------------------------
                                                                          After-                               After-
                                                  Pretax       Tax         tax        Pretax        Tax          tax
                                                 ------------------------------------------------------------------------
   Unrealized capital gains and losses:

   Unrealized holding gains (losses)
      arising during the period                     $  64       $ (23)      $  41     $ (7,795)      $2,728    $ (5,067)
                                                    =====       =====
   Less: reclassification adjustments                   -           -           -         (409)         143        (266)
                                                 ---------    -------     -------      --------      -------   ---------

   Unrealized net capital gains (losses)               64         (23)         41        (7,386)       2,585      (4,801)
                                                 --------     -------      ------       --------     -------   ---------
   Other comprehensive income (loss)                $  64       $ (23)         41     $  (7,386)      $2,585      (4,801)
                                                    =====       =====                  =========      ======

   Net income                                                               3,859                                 3,123
                                                                          -------                              --------

   Comprehensive income (loss)                                            $ 3,900                              $ (1,678)
                                                                          =======                              ========


                     LINCOLN BENEFIT LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

4.     Regulation and legal proceedings

          The Company's business is subject to the effects of a changing social, economic and regulatory environment. Recent public and regulatory initiatives have varied and include employee benefit regulations, removal of barriers preventing banks from engaging in the securities and insurance business, tax law changes affecting the taxation of insurance companies, and the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

          In the normal course of its business, the Company is involved in pending or threatened litigation and regulatory actions in which claims for monetary damages are asserted. At this time, based on their present status, it is the opinion of management, that the ultimate liability, if any, in one or more of these actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

     ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS FOR THE THREE MONTH AND
                 SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999


     The following discussion highlights significant factors influencing results of operations and changes in financial position of Lincoln Benefit Life Insurance Company (the "Company"). It should be read in conjunction with the financial statements and related notes thereto found under Part I. Item 1 contained herein and with the discussion, analysis, financial statements and notes thereto in Part I. Item 1 and Part II. Items 7 and 8 of the Lincoln Benefit Life Insurance Company Annual Report on Form 10-K for the year ended December 31, 1999.

     The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation ("Corporation"), markets life insurance and savings products through independent insurance agents and securities firms. Life insurance consists of traditional products, including term and whole life, interest-sensitive life, immediate annuities with life contingencies, variable life and indexed life insurance. Savings products include deferred annuities and immediate annuities without life contingencies. Deferred annuities include fixed rate, market value adjusted, indexed and variable annuities.

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

Results of Operations
---------------------

($ in thousands)
                                                      Three Months Ended                   Six Months Ended
                                                           June 30,                            June 30,
                                                     2000           1999                2000            1999
                                                 -------------- --------------      -------------- ----------------
Net investment income                                 $ 3,171        $ 2,727             $ 5,955          $ 5,386
                                                      =======        =======             =======          =======
Realized capital gains and losses, after tax          $     2        $  (267)            $     -          $  (266)
                                                      =======        =======             =======          =======
Net income                                            $ 2,068        $ 1,422             $ 3,859          $ 3,123
                                                      =======        =======             =======          =======


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

     ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS FOR THE THREE MONTH AND
                 SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999


     Net income for the second quarter and first six months of 2000 increased 45.4% to $2.1 million and 23.6% to $3.9 million, respectively, over the same periods in 1999, due primarily to increased net investment income during both periods. Net investment income for the three month and six month periods ended June 30, 2000 increased 16.3% to $3.2 million and 10.6% to $6.0 million, respectively, primarily attributable to higher investment balances. Realized capital gains, after-tax, were $2 thousand for the second quarter and zero for the first six months of 2000, compared to realized capital losses, after-tax, of $267 thousand and $266 thousand for the same periods last year, respectively. Period to period fluctuations in realized capital gains are largely the result of timing of sales decisions reflecting management's decision on positioning the portfolio, as well as assessments of individual securities and overall market conditions.

Financial Position
------------------

($ in thousands)
                                                                 June 30,              December 31,
                                                                   2000                    1999
                                                            -------------------     --------------------
Fixed income securities (1)                                        $   157,688              $   157,218
Short-term investments                                                   7,709                    1,919
                                                            ------------------      -------------------
         Total investments                                         $   165,397              $   159,137
                                                                   ===========              ===========
Reinsurance recoverable from ALIC, net                             $ 8,093,589              $ 7,539,995
                                                                   ===========              ===========
Separate Account assets and liabilities                            $ 1,660,881              $ 1,411,996
                                                                   ===========              ===========
Contractholder funds                                               $ 7,907,432              $ 7,369,664
                                                                   ===========              ===========


[FN]

          (1) Fixed income securities are carried at fair value. Amortized cost for these securities was $159,153 and $158,747 at June 30, 2000 and December 31, 1999, respectively.


     Total investments were $165.4 million at June 30, 2000 compared to $159.1 million at December 31, 1999. The increase was due primarily to positive cash flows generated from operations. Unrealized net capital losses on fixed income securities were $1.5 million at June 30, 2000 and December 31, 1999. Investments at June 30, 2000, excluding Separate Accounts and unrealized gains and losses on fixed income securities, grew 3.9% from December 31, 1999.

     At June 30, 2000, all of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

     During the six months ended June 30, 2000, contractholder funds increased $537.8 million and amounts recoverable from ALIC under reinsurance agreements increased $553.6 million as compared to December 31, 1999 balances. The increases resulted primarily from sales of market value adjusted annuity contracts, partially offset by fixed annuity surrenders and withdrawals. As the Company's interest-sensitive life policies and annuity contracts in-force grow and age, the dollar amount of surrenders and withdrawals will likely increase. While the overall amount of surrenders may increase in the future, a significant increase in the level of surrenders relative to total contractholder account balances is not anticipated. Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

     Separate Account assets and liabilities increased 17.6% to $1.66 billion at June 30, 2000 as compared to the December 31, 1999 balance. The increases were primarily attributable to sales of variable annuity contracts, partially offset by surrenders and withdrawals.

     ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS FOR THE THREE MONTH AND
                 SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999


Liquidity and Capital Resources
-------------------------------

     Under the terms of reinsurance agreements, premiums and deposits, excluding those relating to Separate Accounts, are transferred primarily to ALIC, which maintains the investment portfolios supporting the Company's products. Payments of policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and certain operating costs are also reimbursed primarily by ALIC, under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct reinsurer for risks insured. The Company's ability to meet liquidity demands is dependent on ALIC's ability to meet those demands. ALIC's claims-paying ability was rated Aa2, AA+, and A+ by Moody's, Standard & Poor's and A.M. Best, respectively, at June 30, 2000.

     The primary sources for the remainder of the Company's funds are collection of principal and interest from the investment portfolio and capital contributions from ALIC. The primary uses for the remainder of the Company's funds are to purchase investments and pay costs associated with the maintenance of the Company's investment portfolio.

     At June 30, 2000, the Moody's, Standard and Poor's and A.M. Best claims-paying ratings for the Company were Aa2, AA+, and A+ respectively.

Forward-Looking Statements
---------------------------

     This document contains "forward-looking statements" that anticipate results based on management's plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

     Forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "expects," "will," "anticipates," "estimates," "intends," "believes," "likely" and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results and reserves. Forward-looking statements are based on management's current expectations of future events. We cannot guarantee that any forward-looking statement will be accurate. However, we believe that our forward-looking statements are based on reasonable, current expectations and assumptions. We assume no obligation to update any forward-looking statements as a result of new information or future events or developments.

     If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those communicated in our forward-looking statements. In addition to the normal risks of business, the Company is subject to significant risk factors, including those listed below which apply to it as an insurance business.

o Changes in market interest rates can have adverse effects on the Company's investment portfolio, investment income and product sales. Increases in market interest rates have an adverse impact on the value of the investment portfolio by decreasing unrealized capital gains on fixed income securities. In addition, increases in market interest rates as compared to rates offered on some of the Company's products could make those products less attractive and therefore decrease sales or increase the level of surrenders on these products. Declining market interest rates could have an adverse impact on the Company's investment income as the Company reinvests proceeds from positive cash flows from operations and maturing and called investments in new investments that could be yielding less than the portfolio's average rate. Additionally, the impact of decreasing Separate Account balances resulting from fluctuating market conditions could cause contract charges realized by the Company to decrease.

o In order to meet the anticipated cash flow requirements of the obligations to policyholders, from time to time the effective duration of the assets and liabilities of the investment portfolio is adjusted. Those adjustments may have an impact on the value of the investment portfolio and on investment income.


o State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures require the Company to maintain financial strength or claims-paying ability ratings. These restrictions affect the Company's ability to use its capital.

o There is uncertainty involved in estimating the availability of reinsurance and the collectibility of reinsurance recoverables. This uncertainty arises from a number of factors, including segregation by the industry generally of reinsurance exposure into separate legal entities.

o The Company distributes some of its products under agreements with other financial services entities. Termination of such agreements due to changes in control of these non-affiliated entities could have a detrimental effect on the Company's sales. This risk may be increased due to the recent enactment of the Gramm-Leach-Bliley Act of 1999, which eliminates many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

o A number of enacted and pending legislative measures may lead to increased consolidation and increased competition in the financial services industry. At the federal level, these measures include the recently enacted Gramm-Leach-Bliley Act of 1999, which eliminates many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers. At the state level, these measures include legislation to permit mutual insurance companies to convert to a hybrid structure known as a mutual holding company, thereby allowing insurance companies owned by their policyholders to become stock insurance companies owned (through one or more intermediate holding companies) at least 51% by their policyholders and potentially up to 49% by stockholders. Also several large mutual life insurers have used or are expected to use existing state laws and regulations governing the conversion of mutual insurance companies into stock insurance companies (demutualization). These measures may also increase competition for capital among financial service providers.

o Deferred annuities and interest-sensitive life insurance products receive favorable policyholder taxation under current tax laws and regulations. Any legislative or regulatory changes that adversely alter this treatment are likely to negatively affect the demand for these products.

o Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies and may generally be expected to have an effect on an insurance company's business. On an ongoing basis, rating organizations review the financial performance and condition of insurers. Downgrades in one or more of the ratings of the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 10th day of August, 2000.

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