Form 10-Q
period 2000-09-30
LINCOLN BENEFIT LIFE CO
filed 2000-11-14
CIK 910739

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

                 For the quarterly period ended: September 30, 2000
                                       OR

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

Yes. . ./X/. .             No

     Indicate the number of shares of each of the issuer's classes of common stock as of September 30, 2000; there were 25,000 shares of common capital stock outstanding, par value $100 per share all of which shares are held by Allstate Life Insurance Company.

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

            Statements of Operations
            Three Months Ended September 30, 2000 and
            September 30, 1999  (Unaudited)................................... 3

            Statements of Financial Position
            September 30,  2000(Unaudited) and December 31, 1999.............. 4

            Statements of Cash Flows
            Three Months Ended September 30, 2000 and
                  September 30, 1999 (Unaudited).............................. 5

            Notes to Financial Statements.. .................................. 6


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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.................................. 14

SIGNATURE PAGE.............................................................. 15


*Omitted pursuant to General Instruction H(2) of Form 10-Q.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                     LINCOLN BENEFIT LIFE INSURANCE COMPANY
                            STATEMENTS OF OPERATIONS

                                                  Three Months Ended                         Nine Months Ended
                                                     September 30,                              September 30,
                                            --------------------------------      ---------------------------------
                                            --------------------------------      ---------------------------------
($ in thousands)                                 2000             1999                 2000             1999
                                            ---------------  ---------------      ---------------  ----------------
                                            --------------------------------      ---------------------------------
                                                      (Unaudited)                           (Unaudited)


Net investment income                            $   2,932        $   2,772            $   8,887         $   8,158
Realized capital gains and losses                        -            (357)                    -             (766)
Other expense                                          (1)          (1,305)                 (20)           (1,478)
                                                   -------          -------              -------           -------

Income from operations before
   income tax expense                                2,931            1,110                8,867             5,914
Income tax expense                                   1,025              389                3,102             2,070
                                                    ------             ----               ------            ------

Net income                                        $  1,906          $   721              $ 5,765           $ 3,844
                                                  ========         ========             ========           =======





    See notes to financial statements.

                     LINCOLN BENEFIT LIFE INSURANCE COMPANY
                        STATEMENTS OF FINANCIAL POSITION



                                                                                         September 30,           December 31,
                                                                                             2000                   1999
                                                                                      -------------------    -------------------
                                                                                      -------------------    -------------------
($ in thousands, except par value data)                                                   (Unaudited)

Assets
Investments
   Fixed income securities, at fair value
      (amortized cost $158,853 and $158,747)                                                   $ 159,439             $ 157,218
   Short-term                                                                                     10,543                 1,919
                                                                                                  ------                 -----
         Total investments                                                                       169,982               159,137

Cash                                                                                                  92                   982
Reinsurance recoverable from
   Allstate Life Insurance Company, net                                                        8,289,920             7,539,995
Reinsurance recoverable from non-affiliates, net                                                 315,426               260,324
Receivable from affiliates, net                                                                    3,213                     -
Other assets                                                                                       2,500                 4,447
Separate Accounts                                                                              1,763,749             1,411,996
                                                                                              ----------            ----------
         Total assets                                                                      $  10,544,882           $ 9,376,881
                                                                                           =============           ===========

Liabilities
Reserve for life-contingent contract benefits                                                  $ 501,349             $ 419,117
Contractholder funds                                                                           8,092,540             7,369,664
Current income taxes payable                                                                       5,134                 3,404
Deferred income taxes                                                                              2,858                   745
Payable to affiliates, net                                                                             -                12,650
Other liabilities and accrued expenses                                                            14,335                 1,528
Separate Accounts                                                                              1,763,749             1,411,996
                                                                                              ----------            ----------
         Total liabilities                                                                    10,379,965             9,219,104
                                                                                             -----------            ----------

Commitments and Contingent Liabilities (Note 4)

Shareholder's Equity
Common stock, $100 par value, 30 thousand shares
      authorized, 25 thousand issued and outstanding                                               2,500                2,500
Additional capital paid-in                                                                       116,750              116,750
Retained income                                                                                   45,286               39,521

Accumulated other comprehensive income:

    Unrealized net capital losses                                                                    381                (994)
                                                                                                    -----               -----
         Total accumulated other comprehensive income                                                381                (994)
                                                                                                    -----               -----
         Total shareholder's equity                                                               164,917             157,777
                                                                                                 --------             -------
         Total liabilities and shareholder's equity                                          $ 10,544,882         $ 9,376,881
                                                                                            =============         ===========



 See notes to financial statements.

                     LINCOLN BENEFIT LIFE INSURANCE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                                                                 Nine Months Ended
                                                                                                   September 30,

                                                                                       ----------------------------------------
                                                                                       ----------------------------------------
($ in thousands)                                                                             2000                   1999
                                                                                       -----------------      -----------------
                                                                                       ----------------------------------------
                                                                                                     (Unaudited)

Cash flows from operating activities
Net income                                                                                      $ 5,765                $ 3,844
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation, amortization and other non-cash items                                         (719)                 1,136
       Realized capital gains and losses                                                              -                    766
       Changes in:
           Reserve for life-contingent contract benefits
               and contractholder funds                                                              81                 (3,139)
           Income taxes payable                                                                   1,730                 (1,789)
           Other operating assets and liabilities                                                   264                  2,211
                                                                                                 ------                  -----
               Net cash provided by operating activities                                          7,121                  3,029
                                                                                                 ------                  -----

Cash flows from investing activities

Fixed income securities
       Proceeds from sales                                                                       13,900                 11,183
       Investment collections                                                                     6,155                 12,559
       Investment purchases                                                                     (19,686)               (17,955)
Change in short-term investments, net                                                            (8,380)                (9,411)
                                                                                                 -------               --------
               Net cash used in investing activities                                             (8,011)                (3,624)
                                                                                                 -------                -------

Net (decrease) increase in cash                                                                    (890)                  (595)
Cash at the beginning of year                                                                       982                  1,579
                                                                                                   ----                  -----
Cash at end of year                                                                            $     92                 $  984
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

     The financial statements and notes as of September 30, 2000, and for the three month and nine month periods ended September 30, 2000 and 1999, are unaudited. The financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Lincoln Benefit Life Company Annual Report on Form 10-K for 1999. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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



                                                    Three months ended                    Six months ended
                                                       September 30,                        September 30,
                                               ------------------------------     ----------------------------------
       ($ in thousands)                             2000            1999               2000              1999
                                               ---------------- -------------     ---------------- -----------------
       Premiums                                    $ 23,397      $ 12,878             $ 59,154          $ 42,802
       Contract charges                              39,941        31,940              115,348            92,878
       Credited interest, policy benefits
                  and certain expenses              167,426       138,133              479,139           488,072



     The Company also purchases reinsurance from non-affiliates. The following table summarizes amounts which were ceded to third parties under reinsurance agreements.

                                                    Three months ended                    Six months ended
                                                      September 30,                         September 30,
                                               ------------------------------     ----------------------------------
       ($ in thousands)                             2000            1999               2000              1999
                                               ---------------- -------------     ---------------- -----------------
       Premiums                                    $ 56,454      $ 71,315            $ 151,741         $ 146,940
       Credited interest, policy benefits
           and certain expenses                      60,231        61,924              173,804           170,199





                     LINCOLN BENEFIT LIFE INSURANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
3.      Comprehensive Income

     The components of other comprehensive income on a pretax and after-tax basis are as follows:


                                                                     Three months ended September 30,
                                                 ------------------------------------------------------------------------
   ($ in thousands)                                            2000                                  1999
                                                 ----------------------------------    ----------------------------------
                                                                          After-                               After-
                                                  Pretax       Tax         tax        Pretax        Tax          tax
                                                  -----------------------------------------------------------------------
   Unrealized capital gains and losses:

   Unrealized holding gains (losses)
      arising during the period                     $2,051      $(718)     $1,333     $ (1,105)        $387       $(718)
   Less: reclassification adjustments                   -           -           -         (357)         125        (232)
                                                 ---------   --------    --------       -------      -------     -------
   Unrealized net capital gains (losses)             2,051       (718)      1,333         (748)          262       (486)
                                                  --------    --------    --------      -------     --------     -------
   Other comprehensive income (loss)                $2,051      $(718)      1,333       $ (748)         $262       (486)
                                                   ======        ====                    ======        =====

   Net income                                                               1,906                                   721
                                                                          -------                               -------

   Comprehensive income (loss)                                            $ 3,239                             $     235
                                                                          =======                              ========



                                                                     Nine months ended September 30,
                                                 ------------------------------------------------------------------------
   ($ in thousands)                                            2000                                  1999
                                                 ----------------------------------    ----------------------------------
                                                                          After-                               After-
                                                  Pretax       Tax         tax        Pretax        Tax          tax
                                                 ------------------------------------------------------------------------
   Unrealized capital gains and losses:

   Unrealized holding gains (losses)
      arising during the period                  $  2,115       $(740)    $ 1,375     $ (8,900)      $3,115    $ (5,785)

   Less: reclassification adjustments                   -           -           -         (766)         268        (498)
                                                 ---------    -------     -------      --------      -------   ---------

   Unrealized net capital gains (losses)            2,115        (740)      1,375        (8,134)       2,847     (5,287)
                                                 --------     -------      ------       --------     -------   ---------
   Other comprehensive income (loss)             $  2,115      $ (740)      1,375     $  (8,134)      $2,847     (5,287)
                                                 ========       ======                  ========      ======

   Net income                                                               5,765                                 3,844
                                                                          -------                              --------

   Comprehensive income (loss)                                            $ 7,140                              $ (1,443)
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

     ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS FOR THE THREE MONTH AND
              NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

     The following discussion highlights significant factors influencing results of operations and changes in financial position of Lincoln Benefit Life Company (the "Company"). It should be read in conjunction with the financial statements and related notes thereto found under Part I. Item 1 contained herein and with the discussion, analysis, financial statements and notes thereto in Part I. Item 1 and Part II. Items 7 and 8 of the Lincoln Benefit Life Company Annual Report on Form 10-K for the year ended December 31, 1999.

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

Results of Operations
---------------------

($ in thousands)
                                                      Three Months Ended                   Six Months Ended
                                                         September 30,                       September 30,
                                                     2000           1999                2000            1999
                                                 -------------- --------------      -------------- ----------------
Net investment income                                 $ 2,932        $ 2,772             $ 8,887          $ 8,158
                                                      =======        =======             =======          =======
Realized capital gains and losses, after tax          $     -        $  (232)            $     -          $  (498)
                                                      =======        =======             =======          =======
Net income                                            $ 1,906        $   721             $ 5,765          $ 3,844
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

     ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS FOR THE THREE MONTH AND
              NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

     Net income for the third quarter and first nine months of 2000 increased 164.4% to $1.9 million and 50.0% to $5.8 million, respectively, over the same periods in 1999, due primarily to a $1.2 million write-down of building improvements in the third quarter of 1999 and increased net investment income and the reduction in realized capital losses during both periods. Net investment income for the three month and nine month periods ended September 30, 2000 increased 5.8% to $2.9 million and 8.9% to $8.9 million, respectively, primarily attributable to higher investment balances. Period to period fluctuations in realized capital gains are largely the result of timing of sales, reflecting management's decision on positioning the portfolio, as well as assessments of individual securities and overall market conditions.

Financial Position
------------------

($ in thousands)
                                                                   September 30,           December 31,
                                                                       2000                    1999
                                                                   ------------            ------------
Fixed income securities (1)                                        $   159,439              $   157,218
Short-term investments                                                  10,543                    1,919
                                                                   -----------              -----------
         Total investments                                         $   169,982              $   159,137
                                                                   ===========              ===========
Reinsurance recoverable from ALIC, net                             $ 8,289,920              $ 7,539,995
                                                                   ===========              ===========
Separate Account assets and liabilities                            $ 1,763,749              $ 1,411,996
                                                                   ===========              ===========
Contractholder funds                                               $ 8,092,540              $ 7,369,664
                                                                   ===========              ===========


[FN]
     (1) Fixed income securities are carried at fair value. Amortized cost for these securities was $158,853 and $158,747 at September 30, 2000 and December 31, 1999, respectively.


     Total investments were $170.0 million at September 30, 2000 compared to $159.1 million at December 31, 1999. The increase was due primarily to positive cash flows generated from operations. Unrealized net capital gains on fixed income securities were $586 thousand at September 30, 2000 compared to unrealized net capital losses of $1.5 million at December 31, 1999. Investments at September 30, 2000, excluding Separate Accounts and unrealized gains and losses on fixed income securities, grew 5.4% from December 31, 1999.

     At September 30, 2000, all of the Company's fixed income securities portfolio was rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

     During the nine months ended September 30, 2000, amounts recoverable from ALIC under reinsurance agreements increased $749.9 million and contractholder funds increased $722.9 million as compared to December 31, 1999 balances. The increases resulted primarily from sales of market value adjusted annuity contracts, partially offset by fixed annuity surrenders and withdrawals. As the Company's interest-sensitive life policies and annuity contracts in-force grow and age, the dollar amount of surrenders and withdrawals will likely increase. While the overall amount of surrenders may increase in the future, a significant increase in the level of surrenders relative to total contractholder account balances is not anticipated. Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

     Separate Accounts assets and liabilities increased 24.9% to $1.76 billion at September 30, 2000 as compared to the December 31, 1999 balance. The increases were primarily attributable to sales of variable annuity contracts, partially offset by surrenders and withdrawals.

     ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS FOR THE THREE MONTH AND
              NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999


      Liquidity and Capital Resources

     Under the terms of reinsurance agreements, premiums and deposits, excluding those relating to Separate Accounts, are transferred primarily to ALIC, which maintains the investment portfolios supporting the Company's products. Payments of policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and certain operating costs are also reimbursed primarily by ALIC, under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct reinsurer for risks insured. The Company's ability to meet liquidity demands is dependent on ALIC's ability to meet those demands. ALIC's claims-paying ability was rated Aa2, AA+, and A+ by Moody's, Standard & Poor's and A.M. Best, respectively, at September 30, 2000.

     The primary sources for the remainder of the Company's funds are collection of principal and interest from the investment portfolio and capital contributions from ALIC. The primary uses for the remainder of the Company's funds are to purchase investments and pay costs associated with the maintenance of the Company's investment portfolio.

     At September 30, 2000, the Moody's, Standard and Poor's and A.M. Best claims-paying ratings for the Company were Aa2, AA+ and A+, respectively.


      Forward-Looking Statements

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

o Changes in market interest rates can have adverse effects on the Company's investment portfolio, investment income, product sales and results of operations, generally. Increases in market interest rates have an adverse impact on the value of the investment portfolio by decreasing unrealized capital gains on fixed income securities. In addition, increases in market interest rates as compared to rates offered on some of the Company's products could make those products less attractive and lead to lower sales and/or increase the level of surrenders on these products. Declining market interest rates could have an adverse impact on the Company's investment income as the Company reinvests proceeds from positive cash flows from operations and from maturing and called investments into new investments that could be yielding less than the portfolio's average rate. Additionally the impact of decreasing Separate Account balances resulting from fluctuating market conditions could cause contract charges realized by the Company to decrease.

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

o The Company distributes some of its products under agreements with other financial services entities. Termination of such agreements due to changes in control of these non-affiliated entities could have a detrimental effect on the Company's sales. This risk may be increased due to the enactment of the Gramm-Leach-Bliley Act of 1999, which eliminates many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

o A number of enacted and pending legislative measures may lead to increased consolidation and increased competition in the financial services industry. At the federal level, these measures include the Gramm-Leach-Bliley Act of 1999, which eliminates many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers. At the state level, these measures include legislation to permit mutual insurance companies to convert to a hybrid structure known as a mutual holding company, thereby allowing insurance companies owned by their policyholders to become stock insurance companies owned (through one or more intermediate holding companies) at least 51% by their policyholders and potentially up to 49% by stockholders. Also several large mutual life insurers have used or are expected to use existing state laws and regulations governing the conversion of mutual insurance companies into stock insurance companies (demutualization). These measures may also increase competition for capital among financial service providers.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of September, 2000.

                          LINCOLN BENEFIT LIFE COMPANY

                                  (Registrant)

/s/ B. Eugene Wraith
-----------------------                      PRESIDENT, CHIEF OPERATING
B. EUGENE WRAITH                             OFFICER AND DIRECTOR
                                             (PRINCIPAL EXECUTIVE OFFICER)

/S/ Samuel H. Pilch
-----------------------                      VICE PRESIDENT
SAMUEL H. PILCH                              CONTROLLER
                                             (PRINCIPAL FINANCIAL OFFICER)
                                             (PRINCIPAL ACCOUNTING OFFICER)


/S/ Robert L. Vance                          VICE PRESIDENT
-----------------------                      ASSISTANT TREASURER