Form 10-K405
period 2000-12-31
LINCOLN BENEFIT LIFE CO
filed 2001-03-29
CIK 910739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K

The registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.



         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file numbers:  333-59765
                                                  333-59769
                                                  333-88045

                          LINCOLN BENEFIT LIFE COMPANY
             (Exact name of registrant as specified in its charter)

         Nebraska                                        470221457
         --------                                        ---------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of March 29, 2001, there were 25,000 shares of common capital stock outstanding, par value $100 per share all of which shares are held by Allstate Life Insurance Company.

                          LINCOLN BENEFIT LIFE COMPANY
         (A wholly owned subsidiary of Allstate Life Insurance Company)
                       Annual Report for 2000 on Form 10-K

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I

ITEM 1.  Business**......................................................   3
ITEM 2.  Properties**....................................................   4
ITEM 3.  Legal Proceedings...............................................   4
ITEM 4.  Submission of Matters to a Vote of Security Holders*............   N/A

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters.....................................   4
ITEM 6.  Selected Financial Data*........................................   N/A
ITEM 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................   5
ITEM 7A. Quantitative and Qualitative Disclosures About
         Market Risk.....................................................   13
ITEM 8.  Consolidated Financial Statements and Supplementary Data........   13
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
ITEM 13. Certain Relationships and Related Transactions*.................   N/A

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K.............................................   13

Index to Financial Statements Schedules..................................   14
Signatures...............................................................   15

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

Under the reinsurance agreements with Allstate Life, substantially all contract-related transactions are transferred to Allstate Life. Through Lincoln Benefit's reinsurance agreements with Allstate Life, substantially all of the assets backing Lincoln Benefit's reinsured liabilities are owned by Allstate Life. These assets represent the Company's general account and are invested and managed by Allstate Life. Accordingly, the results of operations with respect to applications received and contracts issued by Lincoln Benefit are not reflected in the Company's financial statements. The amounts reflected in Lincoln Benefit's financial statements relate only to the investment of those assets of Lincoln Benefit that are not transferred to Allstate Life under the reinsurance agreements. While the reinsurance agreements provide Lincoln Benefit with financial backing from Allstate Life, it does not create a direct contractual relationship between Allstate Life and Lincoln Benefit policyholders.

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

Lincoln Benefit is engaged in a business that is highly competitive. Many other life insurance companies and other entities sell insurance and annuities. There are approximately 1,400 insurers in business in the United States. As of December 31, 2000, A.M. Best Company assigns a rating of A+ (Superior) to Allstate Life, which automatically reinsures all net general account business of Lincoln Benefit. A.M. Best Company also assigns Lincoln Benefit a rating of A+(r), because Lincoln Benefit automatically reinsures all general account business with Allstate Life. Standard & Poor's Insurance Rating Services assigns an AA+ (Very Strong.) to Lincoln Benefit's financial strength rating. Moody's assigns an Aa2 (Excellent) financial stability rating to Lincoln Benefit. Lincoln Benefit shares the same ratings as its parent, Allstate Life.

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


                          LINCOLN BENEFIT LIFE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION HIGHLIGHTS SIGNIFICANT FACTORS INFLUENCING THE RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL POSITION OF LINCOLN BENEFIT LIFE COMPANY (THE "COMPANY"). IT SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES. TO CONFORM WITH THE 2000 PRESENTATION, CERTAIN PRIOR YEAR AMOUNTS HAVE BEEN RECLASSIFIED.

OVERVIEW

     The Company is a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation ("Corporation"). The Company markets a broad line of life insurance and investment products through independent insurance agents and brokers. Life insurance consists of traditional products, including term and whole life, interest-sensitive life, immediate annuities with life contingencies, variable life and indexed life insurance. Investment products include deferred annuities and immediate annuities without life contingencies. Deferred annuities include fixed rate, market value adjusted, indexed and variable annuities.

     The Company has identified itself as a single segment entity.

     The assets and liabilities related to variable annuity and variable life contracts are legally segregated and reflected as Separate Accounts. The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. In the event that the asset value of certain contractholder accounts are projected to be below the value guaranteed by the Company, a liability is established through a charge to earnings. Investment income and realized gains and losses of the Separate Accounts accrue directly to the contractholders and therefore, are not included in the Company's statements of operations and comprehensive income.

     On January 25, 2000, the Company paid a dividend of all common shares of AFD, Inc. ("AFDI") stock, a registered broker-dealer, to ALIC. Prior to the dividend, AFDI had been consolidated in the Company's financial statements and related disclosures. In conjunction with the dividend, the Company has restated its prior year financial results to exclude AFDI.

RESULTS OF OPERATIONS

($ in thousands)

                                      2000        1999       1998
                                    --------    --------   --------
Net investment income               $ 12,214    $ 10,740   $ 10,752

Realized capital gains and losses        (95)       (913)       134

Other expense                             20       2,301         42

Income tax expense                     4,221       2,560      3,611
                                    --------    --------   --------
Net income                          $  7,878    $  4,966   $  7,233
                                    ========    ========   ========

     The Company has reinsurance agreements under which contract and policy related transactions are transferred, primarily to ALIC. The Company also has reinsurance agreements with third parties. The Company's results of operations include primarily net investment income and realized capital gains and losses earned on the assets of the Company that are not transferred under the reinsurance agreements. Certain non-investment related expenses which are not transferred under the reinsurance agreements are presented in other expenses.

                          LINCOLN BENEFIT LIFE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net income was $7.9 million in 2000 compared to $5.0 million in 1999, due to the $2.0 million write-down of the Company's building and unamortized building improvements in 1999 as well as increased net investment income and decreased capital losses in 2000. In 1999, net income was $5.0 million compared to $7.2 million in 1998 as increased net investment income was more than offset by realized capital losses and the $2.0 million write-down.

     Pretax net investment income increased 13.7% to $12.2 million in 2000 due to higher investment balances, before the impact of unrealized gains and losses on fixed income securities, and reduced investment expenses. In 1999, pretax net investment income was consistent with 1998 at $10.7 million as higher investment balances, before the impact of unrealized gains and losses on fixed income securities, and reduced investment expenses were offset by slightly lower investment yields. For both years, the higher investment balances arose from positive cash flows from operating activities. Investments, excluding Separate Accounts and unrealized gains and losses on fixed income securities, grew 10.9% and 4.6% in 2000 and 1999, respectively. The Company expects to experience lower investment yields due, in part, to the reinvestment of proceeds from calls and maturities and the investment of positive cash flows from operations in securities yielding less than the average portfolio rate.

     Realized capital losses, after-tax, were $62 thousand and $593 thousand in 2000 and 1999, respectively, compared to realized capital gains of $87 thousand in 1998. Sales of fixed income securities resulted in the majority of the losses in 2000 and 1999. In 1998, the increase in realized capital gains arose principally from pre-payments of fixed income securities. Year-to-year fluctuations in realized capital gains and losses are largely the result of the timing of sales decisions reflecting management's view of individual securities and overall market conditions.

 FINANCIAL POSITION

($ in thousands)

                                              2000          1999
                                           ----------   ----------
Fixed income securities (1)                $  170,142   $  157,218
Short-term                                     11,243        1,919
                                           ----------   ----------
      Total investments                    $  181,385   $  159,137
                                           ==========   ==========
Reinsurance recoverable from ALIC          $8,366,927   $7,539,995
                                           ==========   ==========
Separate Accounts assets and liabilities   $1,648,691   $1,411,996
                                           ==========   ==========
Contractholder funds                       $8,157,502   $7,369,664
                                           ==========   ==========

(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $166,893 and $158,747 at December 31, 2000 and 1999, respectively.

     Total investments were $181.4 million at December 31, 2000 compared to $159.1 million at December 31, 1999. The increase was due primarily to positive cash flows generated from operations and unrealized gains on fixed income securities. Investments at December 31, 2000, excluding Separate Accounts and unrealized gains and losses on fixed income securities, grew 10.9% from December 31, 1999. Excluding the $10 million capital contribution made by ALIC in December 2000, investments grew 4.7% from 1999.

                          LINCOLN BENEFIT LIFE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIXED INCOME SECURITIES

     The Company's fixed income securities portfolio consists of publicly traded corporate bonds, U.S. government bonds, mortgage-backed securities and municipal bonds. The Company generally holds its fixed income securities to maturity, but has classified all of these securities as available for sale to allow maximum flexibility in portfolio management. At December 31, 2000 unrealized net capital gains on the fixed income securities portfolio totaled $3.2 million compared to unrealized net capital losses of $1.5 million at December 31, 1999. The change in the unrealized position is primarily attributable to a decrease in interest rates.

     At December 31, 2000, substantially all of the Company's fixed income securities portfolio was rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating. The quality mix of the Company's fixed income securities portfolio at December 31, 2000 is presented in the following table.

($ in thousands)

      NAIC
    RATINGS       MOODY'S EQUIVALENT DESCRIPTION              FAIR VALUE        PERCENT TO TOTAL
    -------       ------------------------------              -----------       ----------------
       1          Aaa/Aa/A                                     $  144,885               85.2%
       2          Baa                                              21,084               12.4%
       5          Caa or lower                                      4,173                2.4%
                                                               ----------              ------
                                                               $  170,142              100.0%
                                                               ==========              ======

     At December 31, 2000 and 1999, $42.3 million and $42.0 million, respectively, of the fixed income portfolio was invested in mortgage-backed securities ("MBS"). The MBS portfolio consists primarily of securities which were issued by or have underlying collateral that is guaranteed by U.S. government agencies or sponsored entities, thus minimizing credit risk.

     The MBS portfolio is subject to interest rate risk since the price volatility and ultimate realized yield are affected by the rate of repayment of the underlying mortgages. The Company attempts to limit interest rate risk on these securities by investing a portion of the portfolio in securities that provide prepayment protection. At December 31, 2000, over 21.3% of the MBS portfolio was invested in planned amortization class bonds.

     The Company closely monitors its fixed income portfolio for declines in value that are other than temporary. Securities are placed on non-accrual status when they are in default or when the receipt of interest payments is in doubt.

SHORT-TERM INVESTMENTS
     The Company's short-term investment portfolio was $11.2 million and $1.9 million at December 31, 2000 and 1999, respectively. The significant increase is primarily due to a $10 million capital contribution from ALIC in December 2000. The Company invests available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of one year or less.

CONTRACTHOLDER FUNDS AND REINSURANCE RECOVERABLE FROM ALIC
     During 2000, contractholder funds and amounts recoverable from ALIC under reinsurance agreements increased $787.8 million and $826.9 million, respectively. The increases resulted primarily from increased sales of market value adjusted annuity contracts as well as interest credited on fixed annuities, partially offset by surrenders and withdrawals of fixed annuity contracts. As the Company's interest-sensitive life policies and annuity contracts inforce grow and age, the dollar amount of surrenders and withdrawals will likely increase. While the overall amount of surrenders may increase in the future, a significant increase in the level of surrenders relative to total contractholder account balances is not anticipated. Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

                          LINCOLN BENEFIT LIFE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SEPARATE ACCOUNTS

     Separate Accounts assets and liabilities increased 16.8% to $1.65 billion at December 31, 2000 as compared to the December 31, 1999 balance. The increases were primarily attributable to increased sales of variable annuity and variable life contracts, partially offset by unrealized losses in the Separate Accounts investment portfolios as well as surrenders and withdrawals.

MARKET RISK

     Market risk is the risk that the Company will incur losses due to adverse changes in equity prices or interest rates. The Company's primary market risk exposure is to changes in interest rates, although the Company also has certain exposures to changes in equity prices.

CORPORATE OVERSIGHT

     The Company, administers and oversees investment risk management processes primarily through its Board of Directors and the Investment Committee and the Credit and Risk Management Committee ("CRMC"). The Board of Directors provide executive oversight of investment activities. The CRMC is a senior management committee consisting of the Chief Investment Officer, the Investment Risk Manager, and other investment officers who are responsible for the day-to-day management of investment risk. The CRMC meets at least monthly to provide detailed oversight of investment risk, including market risk.

     The Company has investment guidelines that define the overall framework for managing market and other investment risks, including the accountabilities and controls over these activities. In addition, the Company has specific Board of Directors-approved investment policies that delineate the investment limits and strategies that are appropriate given the liquidity, surplus, product and regulatory requirements.

     The day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by the investment guidelines and investment policies. The Company has implemented a comprehensive daily measurement process, administered by the Investment Risk Manager, for monitoring compliance to limits established by these governance documents.

INTEREST RATE RISK

     Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates, as the Company invests substantial funds in interest-sensitive assets. One of the measures used to quantify this exposure is duration. Duration measures the sensitivity of the fair value of assets to changes in interest rates. For example, if interest rates increase 1%, the fair value of an asset with a duration of 5 years is expected to decrease in value by approximately 5%. At December 31, 2000, the Company's asset duration was approximately 3.9 years versus 4.1 years at December 31, 1999.

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

                          LINCOLN BENEFIT LIFE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Based upon the information and assumptions the Company uses in its duration calculation and interest rates in effect at December 31, 2000, management estimates that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of its assets identified above by approximately $6.6 million versus $6.5 million at December 31, 1999. The selection of a 100 basis point immediate parallel increase in interest rates should not be construed as a prediction by the Company's management of future market events, but rather, is intended to illustrate the potential impact of such an event.

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

EQUITY PRICE RISK

     Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular stock, stock fund or stock market. At December 31, 2000 the Company had variable annuity and variable life funds with balances totaling $1.65 billion. This is an increase over the $1.41 billion of variable funds at December 31, 1999. The Company earns mortality and expense fees as a percentage of fund balance. In the event of an immediate decline of 10% in the fund balances due to equity market declines, the Company would earn approximately $2.1 million less in annualized fee income which would be ceded to ALIC. This is an increase over the $1.8 million amount determined at December 31, 1999. The contractholder of a variable annuity product may elect to purchase a minimum death benefit guarantee or a minimum income benefit guarantee, generally at the time of purchase. Both guarantees may subject the Company to additional equity price risk, as the beneficiary or contractholder may receive their benefit for an amount greater than the fund balance under contractually defined circumstances and terms. The Company recorded actuarially determined reserves as of December 31, 2000 for these exposures and has ceded them either to ALIC or a third party. The Company expects growth in its variable annuity products in the future, stemming from both new sales as well as market value appreciation, which will increase its exposure to equity price risk.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES

     Under the terms of reinsurance agreements, premiums and deposits, excluding those relating to Separate Accounts, are transferred primarily to ALIC, which maintains the investment portfolios supporting the Company's products. Payments of policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and certain operating costs are also reimbursed primarily by ALIC, under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct insurer for risks reinsured. The Company's ability to meet liquidity demands is dependent on ALIC's ability to meet those demands. ALIC's claims-paying ability was rated Aa2, AA+, and A+ by Moody's, Standard & Poor's and A.M. Best, respectively, at December 31, 2000.

     The primary sources for the remainder of the Company's funds are collection of principal and interest from the investment portfolio and capital contributions from ALIC. The primary uses for the remainder of the Company's funds are to purchase investments and pay costs associated with the maintenance of the Company's investment portfolio.

CAPITAL CONTRIBUTION

     In December 2000, the Company received a $10 million capital contribution from ALIC.

                          LINCOLN BENEFIT LIFE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DEBT

     The Company had no outstanding debt at December 31, 2000 and 1999. The Company has entered into an intercompany loan agreement with the Corporation. The amount of intercompany loans available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1 billion. The Corporation uses commercial paper borrowings, bank lines of credit and repurchase agreements to fund intercompany borrowings.

FINANCIAL RATINGS AND STRENGTH

     At December 31, 2000, the Moody's, Standard and Poor's and A. M. Best claims-paying ratings for the Company were Aa2, AA+ and A+, respectively. Additionally, A.M. Best affirmed its 12/31/00 rating in the first quarter of 2001.

LIQUIDITY

     The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The standard is based on a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks. At December 31, 2000, RBC for the Company was significantly above a level that would require regulatory action.

REGULATIONS AND LEGAL PROCEEDINGS

     The Company's business is subject to the effects of a changing social, economic and regulatory environment. Recent public and regulatory initiatives have varied and have included employee benefit regulations, removal of barriers preventing banks from engaging in the securities and insurance business, tax law changes affecting the taxation of insurance companies, the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

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

GUARANTY FUNDS

     Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. The Company's expenses related to these funds have been immaterial and are ceded to ALIC under reinsurance agreements.

OTHER DEVELOPMENTS

     The NAIC's codification initiative has produced a comprehensive guide of statutory accounting principles, which the Company will implement effective January 2001. The Company's state of domicile, Nebraska, has passed legislation revising various statutory accounting requirements to conform to codification. These requirements did not have a material impact on the statutory surplus of the Company.

                          LINCOLN BENEFIT LIFE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

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

- Changes in market interest rates can have adverse effects on the Company's investment portfolio and investment income. Increasing market interest rates have an adverse impact on the value of the investment portfolio by decreasing unrealized capital gains on fixed income securities. Declining market interest rates could have an adverse impact on the Company's investment income as the Company invests proceeds from positive cash flows from operations and reinvests proceeds from maturing and called investments into new investments that could be yielding less than the portfolio's average rate.

- The impact of decreasing Separate Accounts balances as a result of fluctuating market conditions could cause contract charges ceded by the Company to decrease.

- In order to manage interest rate risk, from time to time the effective duration of the assets and liabilities of the investment portfolio is adjusted. Those adjustments may have an impact on the value of the investment portfolio and on investment income.

- State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures require the Company to maintain financial strength or claims-paying ability ratings. These restrictions affect the Company's ability to use its capital.

- The Company distributes some of its products under agreements with other members of the financial services industry that are not affiliated with the Company. Termination of one or more of these agreements due to changes in control or other factors of any of these entities could have a detrimental effect on the segment's sales. This risk may be exacerbated by the enactment of the Gramm-Leach-Bliley Act of 1999, which eliminates many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

                          LINCOLN BENEFIT LIFE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- A number of enacted and pending legislative measures could lead to increased consolidation and increased competition for business and for capital in the financial services industry.

     - At the federal level, these measures include the recently enacted Gramm-Leach-Bliley Act of 1999, which eliminates may federal and state law barriers to affiliations among banks, securities firms, insurers and other financials service providers.

     - At the state level, these measures include legislation to permit mutual insurance companies to covert to a hybrid structure known as a mutual holding company, thereby allowing insurance companies owned by their policyholders to become stock insurance companies owned (through one or more intermediate holding companies) more than 50% by their policyholders and potentially up to 49% by stockholders. Also several large mutual life insurers have used or are expected to use existing state laws and regulations governing the conversion of mutual insurance companies into stock insurance companies (demutualization).

     - In addition, state insurance regulators are reexamining the regulatory framework that currently governs the United States insurance business. They are engaged in an effort to determine the proper role of the state insurance regulation in the United States financial services industry following the enactment of the Graham-Leach-Bliley Act. The Company cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect any such measures would have on the Company.

- Deferred annuities and interest-sensitive life insurance products receive favorable policyholder taxation under current tax laws and regulations. Any legislative or regulatory changes that adversely alter this treatment are likely to negatively affect the demand for these products. Additionally, the demand for life insurance products which are used to address a customer's estate planning needs may be impacted to the extent any legislative changes to the current estate tax laws occur.

- Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies and, generally, may be expected to have an effect on an insurance company's sales. On an ongoing basis, rating agencies review the financial performance and condition of insurers. A downgrade, while not expected, could have a material adverse effect on the Company's business, financial condition and results of operations.

- Additional risk factors regarding market risk are incorporated by reference to the discussion of "Market Risk" beginning on page 8.

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

      (1) The financial statements filed as part of this Report are listed in Item 8.

      (2) Financial Statement Schedules

          Schedule IV - Reinsurance    page F-19

         (c)  Exhibits

              Exh. No.    Description
              --------    -----------
              3(a)        Articles of Incorporation*
              3(b)        Bylaws*
-------------------------------------------------
* Incorporated herein by reference to the Registration Statement on Form S-6 for the Lincoln Benefit Life Variable Life Account (File No. 333-47717) filed March 11, 1998.

                              Financial Statements

                                      INDEX
                                                                           PAGE

Independent Auditors' Report............................................    F-1

Financial Statements:

   Statements of Operations and Comprehensive Income
      for the Years Ended December 31, 2000, 1999 and 1998..............    F-2

   Statements of Financial Position
      December 31, 2000 and 1999........................................    F-3

   Statements of Shareholder's Equity for the Years Ended
      December 31, 2000, 1999 and 1998..................................    F-4

   Statements of Cash Flows for the Years Ended
      December 31, 2000, 1999 and 1998..................................    F-5

   Notes to Financial Statements........................................    F-6

   Schedule IV - Reinsurance for the Years Ended
      December 31, 2000, 1999 and 1998..................................    F-19

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder of Lincoln Benefit Life Company:

--------------------------------------------------------------------------------

We have audited the accompanying Statements of Financial Position of Lincoln Benefit Life Company (the "Company", an affiliate of The Allstate Corporation) as of December 31, 2000 and 1999, and the related Statements of Operations and Comprehensive Income, Shareholder's Equity and Cash Flows for each of the three years in the period ended December 31, 2000. Our audits also included Schedule IV--Reinsurance. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Schedule IV--Reinsurance, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 23, 2001

                          LINCOLN BENEFIT LIFE COMPANY
               STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                     ($ IN THOUSANDS)
REVENUES
  Net investment income.....................................  $12,214    $10,740    $10,752
  Realized capital gains and losses.........................      (95)      (913)       134
  Other expense.............................................      (20)    (2,301)       (42)
                                                              -------    -------    -------
INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE............   12,099      7,526     10,844
INCOME TAX EXPENSE..........................................    4,221      2,560      3,611
                                                              -------    -------    -------
NET INCOME..................................................    7,878      4,966      7,233
                                                              -------    -------    -------
OTHER COMPREHENSIVE INCOME (LOSS), AFTER-TAX
  Change in unrealized net capital gains and losses.........    3,106     (6,900)     1,774
                                                              -------    -------    -------
COMPREHENSIVE INCOME (LOSS).................................  $10,984    $(1,934)   $ 9,007
                                                              =======    =======    =======

                       See notes to financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                        STATEMENTS OF FINANCIAL POSITION

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  2000            1999
                                                              -------------   ------------
                                                              ($ IN THOUSANDS, EXCEPT PAR
                                                                         VALUE)
ASSETS
Investments
  Fixed income securities, at fair value (amortized cost
   $166,893 and $158,747)...................................   $   170,142     $  157,218
  Short-term................................................        11,243          1,919
                                                               -----------     ----------
  Total investments.........................................       181,385        159,137
Cash........................................................            76            982
Reinsurance recoverable from Allstate Life Insurance
  Company, net..............................................     8,366,927      7,539,995
Reinsurance recoverables from non-affiliates, net...........       353,789        260,324
Other assets................................................         2,393          4,447
Separate Accounts...........................................     1,648,691      1,411,996
                                                               -----------     ----------
      TOTAL ASSETS..........................................   $10,553,261     $9,376,881
                                                               ===========     ==========
LIABILITIES
Reserve for life-contingent contract benefits...............   $   550,334     $  419,117
Contractholder funds........................................     8,157,502      7,369,664
Current income taxes payable................................         2,785          3,404
Deferred income taxes.......................................         4,607            745
Payable to affiliates, net..................................         9,210         12,650
Other liabilities and accrued expenses......................         1,371          1,528
Separate Accounts...........................................     1,648,691      1,411,996
                                                               -----------     ----------
      TOTAL LIABILITIES.....................................    10,374,500      9,219,104
                                                               -----------     ----------
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 8)

SHAREHOLDER'S EQUITY
Common stock, $100 par value, 30,000 shares authorized,
  25,000 issued and outstanding.............................         2,500          2,500
Additional capital paid-in..................................       126,750        116,750
Retained income.............................................        47,399         39,521
Accumulated other comprehensive income (loss):
  Unrealized net capital gains (losses).....................         2,112           (994)
                                                               -----------     ----------
      Total accumulated other comprehensive income (loss)...         2,112           (994)
                                                               -----------     ----------
      TOTAL SHAREHOLDER'S EQUITY............................       178,761        157,777
                                                               -----------     ----------
      TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY............   $10,553,261     $9,376,881
                                                               ===========     ==========

                       See notes to financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                       STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                     ($ IN THOUSANDS)
COMMON STOCK................................................  $  2,500   $  2,500   $  2,500
                                                              --------   --------   --------
ADDITIONAL CAPITAL PAID-IN
Balance, beginning of year..................................  $116,750   $116,750   $116,750
Capital contribution........................................    10,000         --         --
                                                              --------   --------   --------
Balance, end of year........................................   126,750    116,750    116,750
                                                              --------   --------   --------
RETAINED INCOME
Balance, beginning of year..................................  $ 39,521   $ 34,555   $ 27,322
Net income..................................................     7,878      4,966      7,233
                                                              --------   --------   --------
Balance, end of year........................................    47,399     39,521     34,555
                                                              --------   --------   --------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year..................................  $   (994)  $  5,906   $  4,132
Change in unrealized net capital gains and losses...........     3,106     (6,900)     1,774
                                                              --------   --------   --------
Balance, end of year........................................     2,112       (994)     5,906
                                                              --------   --------   --------
    Total shareholder's equity..............................  $178,761   $157,777   $159,711
                                                              ========   ========   ========

                       See notes to financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                     ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $  7,878   $  4,966   $  7,233
Adjustments to reconcile net income to net cash provided by
 operating activities
    Depreciation, amortization and other non-cash items.....      (868)    (5,313)         2
    Realized capital gains and losses.......................        95        913       (134)
    Changes in:
      Life-contingent contract benefits and contractholder
       funds................................................    (1,342)    (4,868)     1,394
      Income taxes payable..................................     1,570     (1,266)     3,042
      Other operating assets and liabilities................    (1,543)    11,286     (2,892)
                                                              --------   --------   --------
    Net cash provided by operating activities...............     5,790      5,718      8,645
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
  Proceeds from sales.......................................    15,856     17,760         --
  Investment collections....................................     7,430     13,580     10,711
  Investments purchases.....................................   (30,979)   (39,723)   (18,587)
Change in short-term investments, net.......................    (9,003)     2,068     (2,646)
                                                              --------   --------   --------
    Net cash used in investing activities...................   (16,696)    (6,315)   (10,522)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution........................................    10,000         --         --
                                                              --------   --------   --------
    Net cash provided by financing activities...............    10,000         --         --
                                                              --------   --------   --------
NET DECREASE IN CASH........................................      (906)      (597)    (1,877)
CASH AT BEGINNING OF YEAR...................................       982      1,579      3,456
                                                              --------   --------   --------
CASH AT END OF YEAR.........................................  $     76   $    982   $  1,579
                                                              ========   ========   ========

                       See notes to financial statements.

LINCOLN BENEFIT LIFE COMPANY
NOTES TO FINANCIAL STATEMENTS
($IN THOUSANDS)
-------------------------------------------------------------------

1.  GENERAL

BASIS OF PRESENTATION
The accompanying financial statements include the accounts of Lincoln Benefit Life Company (the "Company"), a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"). These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

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

NATURE OF OPERATIONS
The Company markets a broad line of life insurance and investment products primarily through independent insurance agents and brokers. Life insurance consists of traditional products, including term and whole life, interest-sensitive life, immediate annuities with life contingencies, variable life, indexed life, credit and accident and health insurance. Investment products include deferred annuities and immediate annuities without life contingencies. Deferred annuities include fixed rate, market value adjusted, indexed and variable annuities. In 2000, annuity deposits represented 77.9% of the Company's total statutory premiums and deposits.

Annuity contracts and life insurance policies issued by the Company are subject to discretionary surrender or withdrawal by customers, subject to applicable surrender charges. These policies and contracts are reinsured primarily with ALIC (see Note 3), which invests premiums and deposits to provide cash flows that will be used to fund future benefits and expenses.

The Company monitors economic and regulatory developments that have the potential to impact its business. Federal legislation has allowed for banks and other financial organizations to have greater participation in the securities and insurance businesses. This legislation presents an increased level of competition for sales of the Company's products. Furthermore, the market for deferred annuities and interest-sensitive life insurance is enhanced by the tax incentives available under current law. Any legislative changes which lessen these incentives are likely to negatively impact the demand for these products. The demand for life insurance products, that are used to address a customer's estate planning needs, may be impacted to the extent any legislative changes occur to the current estate tax laws.

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

The Company is authorized to sell life and savings products in all states except New York, as well as in the District of Columbia, Guam and the U.S. Virgin Islands. The top geographic locations for statutory premiums and deposits for the Company were California, Pennsylvania, Wisconsin, Michigan, Florida, Minnesota and Illinois for the year ended December 31, 2000. No other jurisdiction accounted for more than 5% of statutory premiums and deposits. All premiums and deposits are ceded under reinsurance agreements.

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

Investment income consists primarily of interest. Interest is recognized on an accrual basis. Interest income on mortgaged-backed securities is determined on the effective yield method, based on the estimated principal repayments. Accrual of income is suspended for fixed income securities that are in default or when the receipt of interest payments is in doubt. Realized capital gains and losses are determined on a specific identification basis.

REINSURANCE RECOVERABLE
The Company has reinsurance agreements whereby all premiums, contract charges, credited interest, policy benefits and certain expenses are ceded (see Note 7). Such amounts are reflected net of such reinsurance in the statements of operations and comprehensive income. Reinsurance recoverable and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

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

Interest-sensitive life contracts are insurance contracts whose terms are not fixed and guaranteed. The terms that may be changed include premiums paid by the contractholder, interest credited to the contractholder account balance and one or more amounts assessed against the contractholder. Premiums from these contracts are reported as deposits to contractholder funds. Contract charge revenue consists of fees assessed against the contractholder account balance for the cost of insurance (mortality risk), contract administration and surrender charges. Contract benefits include interest credited to contracts and claims incurred in excess of related contractholder account balance.

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

Contracts that do not subject the Company to significant risk arising from mortality or morbidity are referred to as investment contracts. Fixed rate annuities, market value adjusted annuities, indexed annuities and immediate annuities without life contingencies are considered investment contracts. Deposits received for such contracts are reported as deposits to contractholder funds. Contract charge revenue for investment contracts consists of charges assessed against the contractholder account balance for contract administration and surrenders. Contract benefits include interest credited and claims incurred in excess of the related contractholder account balance.

Crediting rates for fixed rate annuities and interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions. Crediting rates for indexed annuities and indexed life products are based on an interest rate index, such as LIBOR or an equity index, such as the S&P 500.

Variable annuity and variable life contracts are sold as Separate Accounts products. The assets supporting these products are legally segregated and available only to settle Separate Accounts contract obligations. Deposits received are reported as Separate Accounts liabilities. The Company's contract charge revenue for these contracts consists of charges assessed against the Separate Accounts fund balances for contract maintenance, administration, mortality, expense and surrenders.

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

SEPARATE ACCOUNTS
The Company issues deferred variable annuities and variable life contracts, the assets and liabilities of which are legally segregated and recorded as assets and liabilities of the Separate Accounts. Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death or annuitization, variable annuity and variable life contractholders bear the investment risk that the Separate Accounts' funds may not meet their stated investment objectives.

The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. In the event that the asset value of certain contractholder accounts are projected to be below the value guaranteed by the Company, a liability is established through a charge to earnings. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and therefore, are not included in the Company's statements of operations and comprehensive income. As described earlier, revenues to the Company from the Separate Accounts are recorded as contract charges.

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS
The reserve for life-contingent contract benefits, which relates to traditional life insurance, immediate annuities with life contingencies and certain variable annuity contract guarantees, is computed on the basis of assumptions as to future investment yields, mortality, morbidity, terminations and expenses. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. Detailed reserve assumptions and reserve interest rates are outlined in Note 6.

CONTRACTHOLDER FUNDS
Contractholder funds arise from the issuance of contracts that include an investment component, including interest-sensitive life policies and certain other investment contracts. Deposits received are recorded as interest-bearing liabilities. Contractholder funds are equal to deposits received and interest credited to the benefit of the contractholder less withdrawals, mortality charges and administrative expenses. Detailed information on crediting rates and surrender and withdrawal protection on contractholder funds are outlined in Note 6.

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.  RELATED PARTY TRANSACTIONS
REINSURANCE
The Company has reinsurance agreements whereby certain premiums, contract charges, credited interest, policy benefits and expenses are ceded to ALIC, and reflected net of such reinsurance in the statements of operations and comprehensive income. Reinsurance recoverable and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

Investment income earned on the assets which support contractholder funds and the reserve for life-contingent contract benefits are not included in the Company's financial statements as those assets are owned and managed under terms of the reinsurance agreements. See Note 7 for more information.

BUSINESS OPERATIONS
The Company utilizes services provided by AIC and ALIC and business facilities owned or leased, and operated by AIC in conducting its business activities. The Company reimburses AIC and ALIC for the operating expenses incurred on behalf of the Company. The Company is charged for the cost of these operating expenses based on the level of services provided. Operating expenses, including compensation and retirement and other benefit programs, allocated to the Company were $35,109, $26,418, and $45,940 in 2000, 1999 and 1998, respectively. Of these costs, the Company retains investment related expenses and certain expenses which are not transferred under the reinsurance agreements and presented in other expenses. All other costs are ceded to ALIC under reinsurance agreements.

DEBT
The Company has entered into an intercompany loan agreement with the Corporation. The amount of funds available to the Company at a given point in time is dependent upon the debt position of the Corporation. There was no outstanding balance at December 31, 2000 and 1999, respectively.

4.  INVESTMENTS

FAIR VALUES
The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:

                                           Gross
                                        Unrealized
                        Amortized   -------------------     Fair
 At December 31, 2000     Cost       Gains      Losses     Value
 --------------------   ---------   --------   --------   --------
U.S. government and
  agencies              $ 18,191     $2,072    $    --    $ 20,263
Corporate                103,414      1,531     (1,966)    102,979
Municipal                  4,514        100        (38)      4,576
Mortgage-backed
  securities              40,774      1,593        (43)     42,324
                        --------     ------    -------    --------
  Total fixed income
   securities           $166,893     $5,296    $(2,047)   $170,142
                        ========     ======    =======    ========
 At December 31, 1999
 --------------------
U.S. government and
  agencies              $ 11,849     $  606    $   (30)   $ 12,425
Corporate                 95,036        439     (3,282)     92,193
Municipal                 10,625         78       (108)     10,595
Mortgage-backed
  securities              41,237      1,372       (604)     42,005
                        --------     ------    -------    --------
  Total fixed income
   securities           $158,747     $2,495    $(4,024)   $157,218
                        ========     ======    =======    ========


SCHEDULED MATURITIES
The scheduled maturities for fixed income securities are as follows at December 31, 2000:

                                          Amortized     Fair
                                            Cost       Value
                                          ---------   --------
Due in one year or less                   $  4,168    $  4,200
Due after one year through five years       68,568      68,389
Due after five years through ten years      39,422      39,201
Due after ten years                         13,961      16,028
                                          --------    --------
                                           126,119     127,818
Mortgage-backed securities                  40,774      42,324
                                          --------    --------
  Total                                   $166,893    $170,142
                                          ========    ========

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

NET INVESTMENT INCOME

     Year Ended December 31,         2000       1999       1998
     -----------------------       --------   --------   --------
Fixed income securities            $11,517    $10,380    $11,075
Short-term                             830        577        285
                                   -------    -------    -------
  Investment income, before
   expense                          12,347     10,957     11,360
  Investment expense                   133        217        608
                                   -------    -------    -------
  Net investment income            $12,214    $10,740    $10,752
                                   =======    =======    =======

REALIZED CAPITAL GAINS AND LOSSES, AFTER TAX

        Year Ended December 31,             2000       1999       1998
        -----------------------           --------   --------   --------
Fixed income securities                     $(95)     $(913)      $134
  Income taxes                               (33)      (320)        47
                                            ----      -----       ----
  Realized capital gains and losses,
   after tax                                $(62)     $(593)      $ 87
                                            ====      =====       ====

Excluding calls and prepayments, gross gains of $1 were realized during 1999 and gross losses of $95 and $914 were realized on sales of fixed income securities during 2000 and 1999, respectively. There were no gross gains realized on sales of fixed income securities during 2000 and 1998 and there were no gross losses in 1998.

UNREALIZED NET CAPITAL GAINS AND LOSSES
Unrealized net capital gains on fixed income securities included in shareholder's equity at December 31, 2000 are as follows:

                                                     Gross
                                                  Unrealized
                       Amortized     Fair     -------------------   Unrealized
                         Cost       Value      Gains      Losses    Net Gains
                       ---------   --------   --------   --------   ----------
Fixed income
 securities            $166,893    $170,142   $ 5,296    $(2,047)    $ 3,249
                       ========    ========   =======    =======
Deferred income taxes                                                 (1,137)
                                                                     -------
Unrealized net
 capital gains                                                       $ 2,112
                                                                     =======

CHANGE IN UNREALIZED NET CAPITAL GAINS AND LOSSES

     Year Ended December 31,          2000       1999       1998
     -----------------------        --------   --------   --------
Fixed income securities             $ 4,778    $(10,615)  $ 2,729
Deferred income taxes                (1,672)      3,715      (955)
                                    -------    --------   -------
Increase (decrease) in unrealized
 net capital gains                  $ 3,106    $ (6,900)  $ 1,774
                                    =======    ========   =======

SECURITIES ON DEPOSIT
At December 31, 2000, fixed income securities with a carrying value of $9,067 were on deposit with regulatory authorities as required by law.

5.  FINANCIAL INSTRUMENTS

In the normal course of business, the Company invests in various financial assets and incurs various financial liabilities. The fair value estimates of financial instruments presented on the following page are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since a number of the Company's significant assets (including reinsurance recoverables) and liabilities (including traditional life and interest-sensitive life insurance reserves and deferred income taxes) are not considered financial instruments and are not carried at fair value. Other assets and liabilities considered financial instruments, such as accrued investment income and cash, are generally of a short-term nature. Their carrying values are assumed to approximate fair value.

FINANCIAL ASSETS
The carrying value and fair value of financial assets at December 31, are as follows:

                                2000                      1999
                       -----------------------   -----------------------
                        Carrying       Fair       Carrying       Fair
                         Value        Value        Value        Value
                       ----------   ----------   ----------   ----------
Fixed income
 securities            $  170,142   $  170,142   $  157,218   $  157,218
Short-term                 11,243       11,243        1,919        1,919
Separate Accounts       1,648,691    1,648,691    1,411,996    1,411,996

Fair values for fixed income securities are based on quoted market prices where available. Non-quoted securities are valued based on discounted cash flows using current interest rates for similar securities. Short-term investments are highly liquid investments with maturities of less than one year whose carrying value are deemed to approximate fair value. Separate Accounts assets are carried in the statements of financial position at fair value based on quoted market prices.

FINANCIAL LIABILITIES
The carrying value and fair value of financial liabilities at December 31, are as follows:

                                2000                      1999
                       -----------------------   -----------------------
                        Carrying       Fair       Carrying       Fair
                         Value        Value        Value        Value
                       ----------   ----------   ----------   ----------
Contractholder funds
 on investment
 contracts             $6,401,863   $6,186,479   $5,716,583   $5,424,725
Separate Accounts       1,648,691    1,648,691    1,411,996    1,411,996

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

6.  RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS AND CONTRACTHOLDER FUNDS
At December 31, the Reserve for life-contingent contract benefits consists of the following:

                                             2000       1999
                                           --------   --------
Immediate annuities:
  Structured settlement annuities          $ 73,719   $ 38,019
  Other immediate annuities                  36,884     41,250
Traditional life                            406,260    312,130
Other                                        33,471     27,718
                                           --------   --------
  Total Reserve for life-contingent
   contract benefits                       $550,334   $419,117
                                           ========   ========

The assumptions for mortality generally utilized in calculating reserves include, the 1983 group annuity mortality table for immediate annuities; and actual Company experience plus loading for traditional life. Interest rate assumptions vary from 6.5% to 7.8% for structured settlement annuities; 4.9% to 8.8% for other immediate annuities and 4.0% to 8.0% for traditional life. Other estimation methods used include the present value of contractually fixed future benefits for immediate annuities and the net level premium reserve method using the Company's withdrawal experience rates for traditional life.

At December 31, Contractholder funds consists of the following:

                                           2000         1999
                                        ----------   ----------
Interest-sensitive life                 $1,777,128   $1,669,748
Fixed annuities:
  Immediate annuities                      152,181      123,637
  Deferred annuities                     6,228,193    5,576,279
                                        ----------   ----------
  Total Contractholder funds            $8,157,502   $7,369,664
                                        ==========   ==========

Contractholder funds are equal to deposits received and interest credited to the benefit of the contractholder less withdrawals, mortality charges and administrative expenses. Interest rates credited range from 5.0% to 8.2% for interest-sensitive life contracts; 5.5% to 6.0% for immediate annuities and 0.0% to 12.6% for deferred annuities. Withdrawal and surrender charge protection includes: i) for interest-sensitive life, either a percentage of account balance or dollar amount grading off generally over 20 years; and, ii) for deferred annuities not subject to a market value adjustment, either a declining or a level percentage charge generally over nine years or less. Approximately 34% of deferred annuities are subject to a market value adjustment.

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

Amounts recoverable from reinsurers are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Except for ALIC, no single reinsurer had a material obligation to the Company nor is the Company's business substantially dependent upon any reinsurance contract.

The following amounts were ceded to ALIC under reinsurance agreements. See
Note 3 for discussion of reinsurance agreements with ALIC.

The effects of reinsurance on premiums written and earned and contract charges for the years ended December 31, are as follows:

                                 2000        1999        1998
                               ---------   ---------   ---------
Premiums and Contract Charges
Direct                         $ 470,337   $ 389,741   $ 291,286
Assumed                                2           2           3
Ceded
  Affiliate                     (241,361)   (187,854)   (136,968)
  Non-affiliate                 (228,978)   (201,889)   (154,321)
                               ---------   ---------   ---------
  Premiums and contract
   charges, net of
   reinsurance                 $      --   $      --   $      --
                               =========   =========   =========

The effects of reinsurance on credited interest, policy benefits and other expenses for the years ended December 31, are as follows:

                                 2000        1999        1998
                               ---------   ---------   ---------
Credited Interest, Policy
 Benefits and Other Expenses
Direct                         $ 885,081   $ 869,393   $ 757,249
Assumed                               --          --          --
Ceded
  Affiliate                     (630,015)   (684,703)   (624,678)
  Non-affiliate                 (255,046)   (182,389)   (132,529)
                               ---------   ---------   ---------
  Credited interest, policy
   benefits and other
   expenses, net of
   reinsurance                 $      20   $   2,301   $      42
                               =========   =========   =========

8.  COMMITMENTS AND CONTINGENT LIABILITIES

LEASES
The Company leases certain office facilities and computer equipment. Total rent expense for all leases was $885, $2,042 and $1,743 in 2000, 1999 and 1998, respectively. Minimum rental commitments under noncancelable operating leases with initial or remaining term of more than one year as of December 31, are as follows:

                           2000
                         --------
  2001                    $   695
  2002                        617
  2003                        655
  2004                        684
  2005                        724
                          -------
                          $ 3,375
                          =======

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

GUARANTY FUNDS
Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. The Company's expenses related to these funds have been immaterial and are ceded to ALIC under reinsurance agreements.

MARKETING AND COMPLIANCE ISSUES
Companies operating in the insurance and financial services markets have come under the scrutiny of regulators with respect to market conduct and compliance issues. Under certain circumstances, companies have been held responsible for providing incomplete or misleading sales materials and for replacing existing policies with policies that were less advantageous to the policyholder. The Company monitors its sales materials and enforces compliance procedures to mitigate exposure to potential litigation. The Company is a member of the Insurance Marketplace Standards Association, an organization which advocates ethical market conduct.

9.  INCOME TAXES
The Company joins the Corporation and its other eligible domestic subsidiaries (the "Allstate Group") in the filing of a consolidated federal income tax return and is party to a federal income tax allocation agreement (the "Allstate Tax Sharing Agreement"). Under the Allstate Tax Sharing Agreement, the Company pays to or receives from the Corporation the amount, if any, by which the Allstate Group's federal income tax liability is affected by virtue of inclusion of the Company in the consolidated federal income tax return. The Company has also entered into a supplemental tax sharing agreement with respect to reinsurance ceded to ALIC to allocate to ALIC the tax benefits and detriments related to such reinsurance. Effectively, these agreements result in the Company's annual income tax provision being computed as if the Company filed a separate return, as adjusted for the reinsurance ceded to ALIC.

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

The components of the deferred income tax assets and liabilities at December 31, are as follow:

                                                2000       1999
                                              --------   --------
Deferred Assets
Unrealized net capital losses                 $    --    $   535
Other assets                                       --        897
                                              -------    -------
  Total deferred assets                            --      1,432

Deferred Liabilities
Difference in tax bases of investments         (2,405)    (2,177)
Unrealized net capital gains                   (1,137)        --
Other liabilities                              (1,065)        --
                                              -------    -------
  Total deferred liabilities                   (4,607)    (2,177)
                                              -------    -------
  Net deferred liability                      $(4,607)   $  (745)
                                              =======    =======

The components of the income tax expense for the year ended at December 31, are as follows:

                                        2000       1999       1998
                                      --------   --------   --------
Current                                $2,032    $ 3,645     $3,170
Deferred                                2,189     (1,085)       441
                                       ------    -------     ------
  Total income tax expense             $4,221    $ 2,560     $3,611
                                       ======    =======     ======

The Company paid income taxes of $2,651, $3,826 and $568 in 2000, 1999 and 1998, respectively.

A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the year ended December 31, is as follows:

                                         2000       1999       1998
                                       --------   --------   --------
Statutory federal income tax rate       35.0%      35.0%      35.0%
Other                                    (.1)      (1.0)      (1.7)
                                        ----       ----       ----
Effective income tax rate               34.9%      34.0%      33.3%
                                        ====       ====       ====

Prior to January 1, 1984, the Company was entitled to exclude certain amounts from taxable income and accumulate such amounts in a "policyholder surplus" account. The balance in this account at December 31, 2000, approximately $340, will result in federal income taxes payable of $119 if distributed by the Company. No provision for taxes has been made as the Company has no plan to distribute amounts from this account. No further additions to the account have been permitted since 1983.

10.  STATUTORY FINANCIAL INFORMATION
The Company's statutory capital and surplus was $169,436 and $153,632 at December 31, 2000 and 1999, respectively. The Company's statutory net income was $15,805, $6,091 and $7,201 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

The NAIC has approved a January 1, 2001 implementation date for newly developed statutory accounting principles ("codification"). The Company's state of domicile, Nebraska, has passed legislation revising various statutory accounting requirements to conform to codification. These requirements will not have a material impact on the statutory surplus of the Company. The NAIC has installed a formal maintenance process to develop and propose new guidance, as well as on-going clarification and interpretation of issues. The impact of any future changes will be recorded as they are approved by the NAIC.

DIVIDENDS
The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The payment of shareholder dividends by the Company without the prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in accordance with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that the Company can distribute during 2001 without prior approval of the Nebraska Department of Insurance is $16,647.

RISK-BASED CAPITAL
The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The standard is based on a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks. At December 31, 2000, RBC for the Company was significantly above a level that would require regulatory action.

11.  OTHER COMPREHENSIVE INCOME
The components of other comprehensive income on a pretax and after-tax basis for the year ended December 31, are as follows:

                                           2000                              1999                              1998
                              -------------------------------   -------------------------------   -------------------------------
                               Pretax      Tax      After-tax    Pretax      Tax      After-tax    Pretax      Tax      After-tax
                              --------   --------   ---------   --------   --------   ---------   --------   --------   ---------
Unrealized capital gains and
  losses:
----------------------------
Unrealized holding gains
  (losses) arising during
  the period                   $4,683    $(1,639)    $3,044     $(11,528)   $4,035     $(7,493)    $2,863    $(1,002)    $1,861
Less: reclassification
  adjustments                     (95)        33        (62)        (913)      320        (593)       134        (47)        87
                               ------    -------     ------     --------    ------     -------     ------    -------     ------
Unrealized net capital gains
  (losses)                      4,778     (1,672)     3,106      (10,615)    3,715      (6,900)     2,729       (955)     1,774
                               ------    -------     ------     --------    ------     -------     ------    -------     ------
Other comprehensive income
  (loss)                       $4,778    $(1,672)    $3,106     $(10,615)   $3,715     $(6,900)    $2,729    $  (955)    $1,774
                               ======    =======     ======     ========    ======     =======     ======    =======     ======

12. SALE OF BUILDING
Included within other income and expenses in the Company's statements of operations and comprehensive income for 1999, is a write-down of $798 associated with the sale of the Company's building in Lincoln, Nebraska which occurred in the first quarter of 2000. Also included in other income and expenses is the write-down of $1,200 related to unamortized building improvements recognized in the third quarter of 1999 when the building was vacated by the Company.

                          LINCOLN BENEFIT LIFE COMPANY
                            SCHEDULE IV--REINSURANCE
                                ($ IN THOUSANDS)

                                                        GROSS                          NET
                                                        AMOUNT         CEDED          AMOUNT
                                                     ------------   ------------   ------------
YEAR ENDED DECEMBER 31, 2000
Life insurance in force............................  $117,381,094   $117,381,094   $         --
                                                     ============   ============   ============
Premiums and contract charges:
  Life and annuities...............................  $    447,683   $    447,683   $         --
  Accident and health..............................        22,656         22,656             --
                                                     ------------   ------------   ------------
                                                     $    470,339   $    470,339   $         --
                                                     ============   ============   ============

                                                        GROSS                          NET
                                                        AMOUNT         CEDED          AMOUNT
                                                     ------------   ------------   ------------
YEAR ENDED DECEMBER 31, 1999
Life insurance in force............................  $109,520,029   $109,520,029   $         --
                                                     ============   ============   ============
Premiums and contract charges:
  Life and annuities...............................  $    369,540   $    369,540   $         --
  Accident and health..............................        20,203         20,203             --
                                                     ------------   ------------   ------------
                                                     $    389,743   $    389,743   $         --
                                                     ============   ============   ============

                                                        GROSS                          NET
                                                        AMOUNT         CEDED          AMOUNT
                                                     ------------   ------------   ------------
YEAR ENDED DECEMBER 31, 1998
Life insurance in force............................  $ 97,690,299   $ 97,690,299   $         --
                                                     ============   ============   ============
Premiums and contract charges:
  Life and annuities...............................  $    287,839   $    287,839   $         --
  Accident and health..............................         3,450          3,450             --
                                                     ------------   ------------   ------------
                                                     $    291,289   $    291,289   $         --
                                                     ============   ============   ============

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

                     LINCOLN BENEFIT LIFE COMPANY

                             By:     /s/ B. Eugene Wraith
                                     ---------------------
                                     B. Eugene Wraith
                                     President and Chief Operating Officer

                             Date:   March 29, 2001
                                     ---------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





    SIGNATURE                        TITLE                          DATE
--------------------         ----------------------          -------------------

/s/ B. Eugene Wraith
--------------------         President, Chief Operating
B. Eugene Wraith             Officer and Director                March 29, 2001
(PRINCIPAL EXECUTIVE OFFICER)

/s/ Robert L. Vance
--------------------         Vice President and Assistant
Robert L. Vance                 Treasurer                        March 29, 2001
(PRINCIPAL FINANCIAL OFFICER)

/s/ Samuel H. Pilch
-------------------          Vice President and Controller       March 29, 2001
Samuel H. Pilch
(PRINCIPAL ACCOUNTING OFFICER)

/s/ LAWRENCE W. DAHL
---------------------        Executive Vice President            March 29, 2001
Lawrence W. Dahl             and Director

/s/ DOUGLAS F. GAER
---------------------        Executive Vice President            March 29, 2001
Douglas F. Gaer              and Director

/s/ RODGER A. HERGENRADER
---------------------         Director                           March 29, 2001
Rodger A. Hergenrader


---------------------         Director                           March 29, 2001
J. Kevin McCarthy

---------------------         Director                           March 29, 2001
Kevin Slawin

/s/ J. SCOTT TAYLOR
---------------------         Director                           March 29, 2001
J. Scott Taylor

---------------------         Director                           March 29, 2001
Michael J. Velotta

/s/ CAROL S. WATSON
---------------------         Director                           March 29, 2001
Carol S. Watson

/s/ DEAN M. WAY
---------------------         Director                           March 29, 2001
Dean M. Way

---------------------         Director                           March 29, 2001
Patricia W. Wilson

---------------------         Chairman of the Board,             March 29, 2001
Thomas J. Wilson, II          Chief Executive Officer,
                              and Director