Form 10-Q
period 2001-03-31
LINCOLN BENEFIT LIFE CO
filed 2001-05-15
CIK 910739

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

                 For the quarterly period ended: March 31, 2001

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

Yes. . ./X/. .             No

         Indicate the number of shares of each of the issuer's classes of common stock as of March 31, 2001; there were 25,000 shares of common capital stock outstanding, par value $100 per share all of which shares are held by Allstate Life Insurance Company.

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

            Statements of Operations
            Three Months Ended March 31, 2001 and
            March 31, 2000 (Unaudited)....................................... 3

            Statements of Financial Position
            March 31, 2001(Unaudited) and December 31, 2000.................. 4

            Statements of Cash Flows
            Three Months Ended March 31, 2001 and
                  March 31, 2000 (Unaudited)................................. 5

            Notes to Financial Statements.................................... 6


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................... 8

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE
         ABOUT MARKET RISK*................................................. N/A


PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS................................................. 12

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS*........................ N/A

Item 3.   DEFAULTS UPON SENIOR SECURITIES*.................................. N/A

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS*.......................................................... N/A

Item 5.   OTHER INFORMATION................................................. 12

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.................................. 12

SIGNATURE PAGE.............................................................. 13


*Omitted pursuant to General Instruction H(2) of Form 10-Q.

                          LINCOLN BENEFIT LIFE COMPANY
                            STATEMENTS OF OPERATIONS


                                                                              Three Months Ended
                                                                                   March 31,
                                                                 ------------------------------------------
(in thousands)                                                          2001                   2000
                                                                 -------------------     ------------------
                                                                                 (Unaudited)

Revenues
Net investment income                                            $            3,137      $           2,784
Realized capital gains and losses                                              (844)                    (3)
Other expenses                                                                    -                    (26)
                                                                 ------------------      -----------------

Income from operations
   before income tax expense                                                  2,293                  2,755
Income tax expense                                                              800                    964
                                                                 ------------------      -----------------

Net income                                                       $            1,493      $           1,791
                                                                 ==================      =================













                                     See notes to financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                        STATEMENTS OF FINANCIAL POSITION


                                                                                    March 31,              December 31,
                                                                                      2001                     2000
                                                                                ------------------       ------------------
(in thousands, except par value)                                                   (Unaudited)

Assets
Investments
   Fixed income securities, at fair value
      (amortized cost $169,305 and $166,893)                                    $         175,243        $         170,142
   Short-term                                                                              10,450                   11,243
                                                                                -----------------        -----------------
         Total investments                                                                185,693                  181,385

Cash                                                                                        9,379                       76
Reinsurance recoverable from
   Allstate Life Insurance Company, net                                                 8,429,307                8,366,927
Reinsurance recoverables from non-affiliates, net                                         366,716                  353,789
Other assets                                                                                5,262                    4,913
Separate Accounts                                                                       1,478,836                1,648,691
                                                                                -----------------        -----------------
         Total assets                                                           $      10,475,193        $      10,555,781
                                                                                =================        =================

Liabilities
Reserve for life-contingent contract benefits                                   $         578,685        $         550,334
Contractholder funds                                                                    8,207,695                8,157,502
Current income taxes payable                                                                3,487                    2,785
Deferred income taxes                                                                       5,647                    4,607
Payable to affiliates, net                                                                  1,856                   11,730
Other liabilities and accrued expenses                                                     16,985                    1,371
Separate Accounts                                                                       1,478,836                1,648,691
                                                                                -----------------        -----------------
         Total liabilities                                                             10,293,191               10,377,020
                                                                                -----------------        -----------------

Commitments and Contingent Liabilities  (Note 4)

Shareholder's equity
Common stock, $100 par value, 30,000 shares
      authorized, 25,000 issued and outstanding                                             2,500                    2,500
Additional capital paid-in                                                                126,750                  126,750
Retained income                                                                            48,892                   47,399

Accumulated other comprehensive income:
   Unrealized net capital gains                                                             3,860                    2,112
                                                                                -----------------         ----------------
         Total accumulated other comprehensive income                                       3,860                    2,112
                                                                                -----------------         ----------------
         Total shareholder's equity                                                       182,002                  178,761
                                                                                -----------------         ----------------
         Total liabilities and shareholder's equity                             $      10,475,193         $     10,555,781
                                                                                =================         ================



                       See notes to financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                            STATEMENTS OF CASH FLOWS


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                        ---------------------------------------
(in thousands)                                                                2001                 2000
                                                                        ------------------   ------------------
                                                                                      (Unaudited)
Cash flows from operating activities
Net income                                                              $           1,493     $          1,791
Adjustments to reconcile net income to net cash
    provided by operating activities
       Depreciation, amortization and other non-cash items                           (130)                 (32)
       Realized capital gains and losses                                              844                    3
       Changes in:
           Life-contingent contract benefits and
               contractholder funds                                                 3,237                3,578
           Income taxes payable                                                       801                  965
           Other operating assets and liabilities                                   5,391               (3,727)
                                                                        -----------------      ---------------
               Net cash provided by operating activities                           11,636                2,578
                                                                        -----------------      ---------------

Cash flows from investing activities
Fixed income securities
       Proceeds from sales                                                          3,175                8,701
       Investment collections                                                       1,944                  746
       Investments purchases                                                       (8,245)              (9,606)
Change in short-term investments, net                                                 793               (2,124)
                                                                        -----------------      ---------------
               Net cash used in investing activities                               (2,333)              (2,283)
                                                                        -----------------      ---------------


Net increase in cash                                                                9,303                  295
Cash at beginning of period                                                            76                  982
                                                                        -----------------      ---------------
Cash at end of period                                                   $           9,379      $         1,277
                                                                        =================      ===============














                       See notes to financial statements.
                                        5

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

          The financial statements and notes as of March 31, 2001, and for the three month periods ended March 31, 2001 and 2000, are unaudited. The financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Lincoln Benefit Life Company Annual Report on Form 10-K for 2000. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

          To conform with the 2001 presentation, certain amounts in the prior year's financial statements and notes have been reclassified.

2.   Reinsurance

          The Company has reinsurance agreements whereby premiums, contract charges, credited interest, policy benefits and expenses are ceded to ALIC and certain non-affiliates, and reflected net of such reinsurance in the Statements of Operations. Reinsurance recoverable and the related Reserve for life-contingent contract benefits and Contractholder funds are reported separately in the statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

          Investment income earned on the assets which support Contractholder funds and the Reserve for life-contingent contract benefits is not included in the Company's financial statements as those assets are owned and managed under terms of the reinsurance agreements. The following table summarizes amounts ceded to ALIC and non-affiliates under reinsurance agreements.

          The effects of reinsurance on premiums written and earned and contract charges are as follows:

                                                                           Three months ended March 31,
                                                                         ------------------------------
      (in thousands)                                                          2001               2000
                                                                         ----------          ----------
      Premiums and Contract Charges

      Direct                                                              $  101,071         $  98,927
      Assumed                                                                      1                 2
      Ceded
         Affiliate                                                           (57,653)          (53,330)
         Non-affiliate                                                       (43,419)          (45,599)
                                                                          ----------         ---------
          Premiums and contract charges, net of reinsurance               $        -         $     -
                                                                          ==========         =========


                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


          The effects of reinsurance on credited interest, policy benefits and other expenses are as follows:

                                                                           Three months ended March 31,
                                                                       ---------------------------------
      (in thousands)                                                         2001               2000
                                                                       --------------      -------------
      Credited Interest, Policy Benefits and Other Expenses

      Direct                                                           $     188,695       $    237,907
      Assumed                                                                     -                 -
      Ceded
         Affiliate                                                          (135,747)          (173,484)
         Non-affiliate                                                       (52,948)           (64,397)
                                                                       -------------       ------------
          Credited interest, policy benefits and other expenses,
           net of reinsurance                                          $           -       $         26
                                                                       =============       ============


3.   Comprehensive Income

          The components of other comprehensive income on a pretax and after-tax basis are as follows:

                                                                      Three months ended March 31,
                                                 ------------------------------------------------------------------------
   (in thousands)                                              2001                                  2000
                                                 ----------------------------------    ----------------------------------

                                                                          After-                               After-
                                                  Pretax       Tax         tax        Pretax        Tax          tax
   Unrealized capital gains and losses:

   Unrealized holding gains
      arising during the period                  $  1,845    $   (646)    $ 1,199     $    127     $   (44)     $    83
   Less: reclassification adjustments                (844)        295        (549)          (3)          1           (2)
                                                 --------    --------     -------     --------     -------      -------
   Unrealized net capital gains                     2,689        (941)      1,748          130         (45)          85
                                                 --------    --------     -------     --------     -------      -------

   Other comprehensive income                    $  2,689    $   (941)      1,748     $    130     $   (45)          85
                                                 ========    ========                 ========     =======

   Net income                                                               1,493                                 1,791
                                                                          -------                               -------

   Comprehensive income                                                   $ 3,241                               $ 1,876
                                                                          =======                               =======


4.   Regulation and legal proceedings

          The Company's business is subject to the effects of a changing social, economic and regulatory environment. Recent state and federal regulatory initiatives have varied, and have included employee benefit regulations, removal of barriers preventing banks from engaging in the securities and insurance business, tax law changes affecting the taxation of insurance companies, the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles, proposed legislation to prohibit the use of gender in determining insurance rates and benefits and the overall expansion of regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

          In the normal course of its business, the Company is involved from time to time in pending and threatened litigation and regulatory actions in which claims for monetary damages are asserted. Regulatory actions include, but are not limited to, market conduct and compliance issues. At this time, based on the present status of such litigation and regulatory actions, it is in the opinion of management that the ultimate liability, if any, in one or more of these matters in excess of amounts currently reserved is not expected to have a material adverse effect on the results of operations, liquidity or financial position of the Company.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH
                     PERIODS ENDED MARCH 31, 2001 AND 2000


     The following discussion highlights significant factors influencing results of operations and changes in financial position of Lincoln Benefit Life Company (the "Company"). It should be read in conjunction with the financial statements and related notes thereto found under Part I. Item 1 contained herein and with the discussion, analysis, financial statements and notes thereto in Part I. Item 1 and Part II. Items 7 and 8 of the Lincoln Benefit Life Company Annual Report on Form 10-K for the year ended December 31, 2000.


OVERVIEW

     The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation ("Corporation"), markets life insurance and investment products through independent insurance agents and brokers. Life insurance consists of traditional products, including term and whole life, interest-sensitive life, immediate annuities with life contingencies, variable life and indexed life insurance. Investment products include deferred annuities and immediate annuities without life contingencies. Deferred annuities include fixed rate, market value adjusted, indexed and variable annuities.

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


RESULTS OF OPERATIONS


(in thousands)
                                                   Three months ended
                                                       March 31,
                                           -----------------------------------
                                                2001                2000
                                           ----------------    ---------------
Net investment income                      $          3,137    $         2,784
Realized capital gains and losses                      (844)                (3)
Other expenses                                            -                 26
Income tax expense                                      800                964
                                           ----------------    ---------------
Net income                                 $          1,493    $         1,791
                                           ================    ===============

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

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH
                     PERIODS ENDED MARCH 31, 2001 AND 2000


     Net income for the first quarter of 2001 decreased 16.6% to $1.5 million over the same period in 2000, due to increased net investment income being more than offset by an increase in realized capital losses during the first three months of 2001. Net investment income for the three-month period ended March 31, 2001 increased 12.7% to $3.1 million, attributable to higher investment balances as well as increased investment yields compared to the same period in 2000.

     Realized capital losses, after-tax, were $549 thousand and $2 thousand for the three-month periods ended March 31, 2001 and 2000, respectively. Period to period fluctuations in realized capital losses are largely the result of timing of sales decisions reflecting management's decisions on positioning the portfolio, as well as assessments of individual securities and overall market conditions.


FINANCIAL POSITION

(in thousands)
                                                                March 31,              December 31,
                                                                   2001                    2000
                                                            -------------------     --------------------
Fixed income securities (1)                                 $           175,243     $            170,142
Short-term                                                               10,450                   11,243
                                                            -------------------     --------------------
         Total investments                                  $           185,693     $            181,385
                                                            ===================     ====================

Reinsurance recoverable from ALIC, net                      $         8,429,307     $          8,366,927
                                                            ===================     ====================

Separate Accounts assets and liabilities                    $         1,478,836     $          1,648,691
                                                            ===================     ====================

Contractholder funds                                        $         8,207,695     $          8,157,502
                                                            ===================     ====================

          (1) Fixed income securities are carried at fair value. Amortized cost for these securities was $169,305 and $166,893 at March 31, 2001 and December 31, 2000, respectively.

     Total investments were $185.7 million at March 31, 2001 compared to $181.4 million at December 31, 2000. The increase was due primarily to positive cash flows generated from operations as well as an increase in unrealized net capital gains during the first three months of 2001. Unrealized net capital gains on fixed income securities were $5.9 million at March 31, 2001 compared to $3.2 million at December 31, 2000. Investments at March 31, 2001, excluding unrealized gains and losses on fixed income securities, grew 0.9% from December 31, 2000.

     At March 31 2001, substantially all of the Company's fixed income securities portfolio was rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

     During the three months ended March 31, 2001, Reinsurance recoverable from ALIC increased $62.4 million and Contractholder funds increased $50.2 million as compared to December 31, 2000 balances. The increases resulted primarily from sales of market value adjusted annuity contracts, partially offset by fixed annuity surrenders and withdrawals. As the Company's interest-sensitive life policies and annuity contracts in-force grow and age, the dollar amount of surrenders and withdrawals will likely increase. While the overall amount of surrenders may increase in the future, a significant increase in the level of surrenders relative to total contractholder account balances is not anticipated. Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

      Separate Accounts assets and liabilities decreased 10.3% to $1.48 billion at March 31, 2001 as compared to the December 31, 2000 balance. The decreases were primarily attributable to unrealized losses in the Separate Accounts investment portfolios, partially offset by sales of variable annuity contracts.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH
                     PERIODS ENDED MARCH 31, 2001 AND 2000

CAPITAL RESOURCES AND LIQUIDITY

     Under the terms of reinsurance agreements, premiums and deposits, excluding those relating to Separate Accounts, are transferred primarily to ALIC, which maintains the investment portfolios supporting the Company's products. Payments of policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and certain operating costs are also reimbursed primarily by ALIC, under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct insurer for risks reinsured. The Company's ability to meet liquidity demands is dependent on ALIC's ability to meet its obligations under the reinsurance agreements. ALIC's financial strength was rated Aa2, AA+, and A+ by Moody's, Standard & Poor's and A.M. Best, respectively, at March 31, 2001.

     The primary sources for the remainder of the Company's funds are collection of principal and interest from the investment portfolio and capital contributions from ALIC. The primary uses for the remainder of the Company's funds are to purchase investments, pay costs associated with the maintenance of the Company's investment portfolio and pay dividends to ALIC.

     At March 31, 2001, the Moody's, Standard and Poor's and A.M. Best financial strength ratings for the Company were Aa2, AA+ and A+, respectively.


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

o There is uncertainty involved in estimating the availability of reinsurance and the collectibility of reinsurance recoverables. This uncertainty arises from a number of factors, including the restructuring by reinsurers of their capital structures and segregation by the industry generally of reinsurance exposure into separate legal entities with dedicated capital.

o Changes in market interest rates can have adverse effects on the Company's investment portfolio, investment income, product sales and results of operations. Increasing market interest rates have an adverse impact on the value of the investment portfolio by decreasing unrealized capital gains on fixed income securities. Declining market interest rates could have an adverse impact on the Company's investment income as the Company reinvests proceeds from positive cash flows from operations and from maturing and called investments into new investments that could be yielding less than the portfolio's average rate. Changes in market rates of interest as compared to rates offered on some of the Company's products could make those products less attractive if competitive investment margins are not maintained. This could lead to lower sales and/or changes in the level of surrenders on these products. The Company seeks to limit its exposure in this area by offering a diverse group of products, periodically reviewing and revising crediting rates and providing surrender charges in the event of early withdrawal.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH
                     PERIODS ENDED MARCH 31, 2001 AND 2000


o The impact of decreasing Separate Accounts balances as a result of fluctuating market conditions could cause contract charges ceded by the Company to decrease.

o In order to manage interest rate risk, from time to time the effective duration of the assets and liabilities of the investment portfolio is adjusted. Those adjustments may have an impact on the value of the investment portfolio and on investment income.

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

o Management believes the reserves for life-contingent contract benefits are adequate to cover ultimate policy benefits, despite the underlying risks and uncertainties associated with their determination when payments will not occur until well into the future. The Company periodically reviews and revises its estimates. If future experience differs from assumptions, it may have a material impact on results of operations.

o The Company distributes some of its products under agreements with other members of the financial services industry that are not affiliated with the Company. Termination of one or more of these agreements due to changes in control or other factors of any of these entities could have a detrimental effect on the Company's sales. This risk may be exacerbated by the enactment of the Gramm-Leach-Bliley Act of 1999, which eliminates many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

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

o State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures require the Company to maintain financial strength ratings. These restrictions affect the Company's ability to use its capital.

o A number of enacted and pending legislative measures could lead to increased consolidation and increased competition for business and for capital in the financial services industry.

     o At the federal level, these measures include the recently enacted Gramm-Leach-Bliley Act of 1999, which eliminates many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

     o At the state level, these measures include legislation to permit mutual insurance companies to convert to a hybrid structure known as a mutual holding company, thereby allowing insurance companies owned by their policyholders to become stock insurance companies owned (through one or more intermediate holding companies) partially by their policyholders and partially by stockholders. Also several large mutual life insurers have used or are expected to use existing state laws and regulations governing the conversion of mutual insurance companies into stock insurance companies (demutualization).

     o In addition, state insurance regulators are reexamining the regulatory framework that currently governs the United States insurance business. They are engaged in an effort to determine the proper role of the state insurance regulation in the United States financial services industry following the enactment of the Graham-Leach-Bliley Act. The Company cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect any such measures would have on the Company.

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

         (b)  Reports on 8-K

              No reports on Form 8-K were filed during the first quarter of 2001.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of May, 2001.

                          LINCOLN BENEFIT LIFE COMPANY

                                  (Registrant)

/s/ B. Eugene Wraith

-----------------------                     PRESIDENT, CHIEF OPERATING
B. EUGENE WRAITH                            OFFICER AND DIRECTOR
                                            (PRINCIPAL EXECUTIVE OFFICER)

/s/ Robert L. Vance
------------------------------              Vice President & Assistant Treasurer
Robert L. Vance
(Principal Financial Officer)


-----------------------------               Vice President & Controller
Samuel H. Pilch
(Principal Accounting Officer)