Form 10-Q
period 2001-06-30
LINCOLN BENEFIT LIFE CO
filed 2001-08-14
CIK 910739

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

                 For the quarterly period ended: June 30, 2001

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

Yes. . ./X/. .             No

Indicate the number of shares of each of the issuer's classes of common stock as of July 30, 2001; there were 25,000 shares of common capital stock outstanding, par value $100 per share all of which shares are held by Allstate Life Insurance Company.



                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

            Statements of Operations for the Three Month and
            Six Month periods Ended June 30, 2001 and 2000 (unaudited).........3

            Statements of Financial Position as of
            June 30, 2001(unaudited) and December 31, 2000.....................4

            Statements of Cash Flows for the
            Six Month periods Ended June 30, 2001 and 2000 (unaudited).........5

            Notes to Financial Statements (unaudited)..........................6


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................9

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE
             ABOUT MARKET RISK*..............................................N/A


PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS...................................................14

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS*.........................N/A

Item 3.   DEFAULTS UPON SENIOR SECURITIES*...................................N/A

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS*.......................................................N/A

Item 5.   OTHER INFORMATION...................................................14

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K....................................14

SIGNATURE PAGE................................................................15


*Omitted pursuant to General Instruction H(2) of Form 10-Q.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                          LINCOLN BENEFIT LIFE COMPANY
                            STATEMENTS OF OPERATIONS




                                                         Three Months Ended                     Six Months Ended
                                                              June 30,                              June 30,
                                                ------------------------------------    ------------------------------------
                                                ------------------------------------    ------------------------------------
(in thousands)                                       2001                 2000             2001                  2000
                                                ----------------    ----------------    --------------     -----------------
                                                ------------------------------------    ------------------------------------
                                                            (Unaudited)                           (Unaudited)
Revenues
Net investment income                           $       2,896       $     3,171         $        6,033     $       5,955
Realized capital gains and losses                       (508)                 3                 (1,352)                -
Other income (expense)                                     -                  7                      -               (19)
                                                ------------        -----------         --------------     -------------

Income from operations before
   income tax expense                                  2,388              3,181                  4,681             5,936
Income tax expense                                       834              1,113                  1,634             2,077
                                                ------------        -----------         --------------     -------------

Net income                                      $      1,554        $     2,068         $        3,047     $       3,859
                                                ============        ===========         ==============     =============







      See notes to financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                        STATEMENTS OF FINANCIAL POSITION



                                                                          June 30,                December 31,
                                                                            2001                      2000
                                                                     -------------------       -------------------
                                                                     -------------------       -------------------
(in thousands, except par value data)                                   (Unaudited)
Assets
Investments
   Fixed income securities, at fair value
      (amortized cost $168,346 and $166,893)                         $         172,772         $         170,142
   Short-term                                                                   14,681                    11,243
                                                                     -----------------         -----------------
         Total investments                                                     187,453                   181,385

Cash                                                                            17,002                        76
Reinsurance recoverable from
   Allstate Life Insurance Company                                           8,757,916                 8,366,927
Reinsurance recoverable from non-affiliates, net                               393,471                   353,789
Other assets                                                                     4,731                     2,393
Separate Accounts                                                            1,598,627                 1,648,691
                                                                     -----------------         -----------------
         Total assets                                                $      10,959,200         $      10,553,261
                                                                     =================         =================

Liabilities
Reserve for life-contingent contract benefits                        $         620,933         $         550,334
Contractholder funds                                                         8,522,366                 8,157,502
Current income taxes payable                                                     4,347                     2,785
Deferred income taxes                                                            5,091                     4,607
Payable to affiliates                                                            8,673                     9,210
Other liabilities and accrued expenses                                          16,590                     1,371
Separate Accounts                                                            1,598,627                 1,648,691
                                                                     -----------------         -----------------
         Total liabilities                                                  10,776,627                10,374,500
                                                                     -----------------         -----------------

Commitments and Contingent Liabilities (Note 4)

Shareholder's Equity
Common stock, $100 par value, 30,000 shares
      authorized, 25,000 issued and outstanding                                  2,500                     2,500
Additional capital paid-in                                                     126,750                   126,750
Retained income                                                                 50,446                    47,399

Accumulated other comprehensive income:
    Unrealized net capital losses                                                2,877                     2,112
                                                                     -----------------         -----------------
         Total accumulated other comprehensive income                            2,877                     2,112
                                                                     -----------------         -----------------
         Total shareholder's equity                                            182,573                   178,761
                                                                     -----------------         -----------------
         Total liabilities and shareholder's equity                  $      10,959,200         $      10,553,261
                                                                     =================         =================



                 See notes to financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                            STATEMENTS OF CASH FLOWS


                                                                                         Six Months Ended
                                                                                             June 30,
                                                                            --------------------------------------------
                                                                            --------------------------------------------
(in thousands)                                                                    2001                      2000
                                                                            ------------------        ------------------
                                                                            --------------------------------------------
                                                                                            (Unaudited)
Cash flows from operating activities
Net income                                                                   $         3,047           $         3,859
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation, amortization and other non-cash items                              (251)                     (475)
       Realized capital gains and losses                                               1,352                         -
       Changes in:
           Life-contingent contract benefits and
                contractholder funds                                                   4,792                     3,622
           Income taxes payable                                                        1,634                     2,054
           Other operating assets and liabilities                                     12,344                    (3,597)
                                                                             ---------------           ---------------
               Net cash provided by operating activities                              22,918                     5,463
                                                                             ---------------           ---------------

Cash flows from investing activities
Fixed income securities
       Proceeds from sales                                                            10,923                     8,700
       Investment collections                                                          8,627                     4,968
       Investment purchases                                                          (22,104)                  (13,110)
Change in short-term investments, net                                                 (3,438)                   (5,743)
                                                                             ---------------            --------------
               Net cash used in investing activities                                  (5,992)                   (5,185)
                                                                             ---------------            --------------

Net increase in cash                                                                  16,926                       278
Cash at beginning of period                                                               76                       982
                                                                             ---------------            --------------
Cash at end of period                                                        $        17,002            $        1,260
                                                                             ===============            ==============









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

          The financial statements and notes as of June 30, 2001, and for the three month and six month periods ended June 30, 2001 and 2000, are unaudited. The financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Lincoln Benefit Life Company Annual Report on Form 10-K for 2000. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


2.   Reinsurance

          The Company has reinsurance agreements whereby certain premiums, contract charges, credited interest, policy benefits and certain expenses are ceded to ALIC and other non-affiliated reinsurers and reflected net of such reinsurance in the statements of operations. Reinsurance recoverable and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

          Investment income earned on the assets which support contractholder funds and the reserve for life-contingent contract benefits is not included in the Company's financial statements as those assets are owned and managed under terms of the reinsurance agreements. The following table summarizes amounts ceded to ALIC and non-affiliates under reinsurance agreements.

          The effects of reinsurance on premiums written and earned and contract charges are as follows:

                                                    Three months ended                      Six months ended
                                                          June 30,                               June 30,
                                             -----------------------------------    ------------------------------------
(in thousands)                                     2001              2000                 2001               2000
                                             ------------------ ----------------    ------------------ -----------------
Premiums and Contract Charges
Direct                                         $     139,050     $     107,523        $    240,121      $     206,450
Assumed                                                    -                (1)                  1                  1
  Ceded
    Affiliate                                        (84,417)          (57,834)           (142,070)          (111,164)
    Non-affiliate                                    (54,633)          (49,688)            (98,052)           (95,287)
                                               -------------     -------------        ------------       ------------
       Premiums and contract
          charges, net of reinsurance          $           -     $           -        $          -       $          -
                                               =============     =============        ============       ============


The effects of reinsurance on credited interest, policy benefits and other expenses are as follows:

                                                      Three months ended                      Six months ended
                                                           June 30,                               June 30,
                                             -----------------------------------    -----------------------------------
(in thousands)                                      2001              2000                 2001              2000
                                             ----------------- -----------------    ----------------- -----------------
Credited Interest, Policy Benefits and
Other Expenses

Direct                                         $     273,421     $     187,398        $     462,116      $    425,305
 Ceded
   Affiliate                                        (208,455)         (138,229)            (344,202)         (311,713)
   Non-affiliate                                     (64,966)          (49,176)            (117,914)         (113,573)
                                               -------------     -------------        -------------      ------------

    Credited interest, policy benefits
      and other expenses, net of reinsurance   $           -     $          (7)       $           -      $         19
                                               =============     =============        =============      ============

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


3.   Comprehensive Income

     The components of other comprehensive income on a pretax and after-tax basis are as follows:

                                                                          Three months ended June 30,
                                                   ------------------------------------------------------------------------
   (in thousands)                                               2001                                      2000
                                                   -------------------------------------     ------------------------------

                                                                           After-                                    After-
                                                   Pretax       Tax          tax            Pretax      Tax           tax
   Unrealized capital gains and losses:

   Unrealized holding gains (losses)
      arising during the period                   $   (2,020)  $    707   $    (1,313)     $   (63)    $     22     $   (41)
   Less: reclassification adjustments                   (508)       178          (330)           3           (1)          2
                                                  ----------   --------   -----------      -------     --------     -------
   Unrealized net capital gains (losses)              (1,512)       529          (983)         (66)          23         (43)
                                                  ----------   --------   -----------      -------     --------     -------
   Other comprehensive income (loss)              $   (1,512)  $    529          (983)     $   (66)    $     23         (43)
                                                  ==========   ========                    =======     ========
   Net income                                                                   1,554                                 2,068
                                                                          -----------                               -------

   Comprehensive income                                                   $       571                               $ 2,025
                                                                          ===========                               =======

                                                                           Six months ended June 30,
                                                  -------------------------------------------------------------------------
   (in thousands)                                               2001                                     2000
                                                  ------------------------------------    ---------------------------------

                                                                           After-                                     After-
                                                   Pretax       Tax          tax           Pretax         Tax           tax

   Unrealized capital gains and losses:

   Unrealized holding gains (losses)
      arising during the period                   $    (175)   $      61   $    (114)      $    64       $   (23)    $    41
   Less: reclassification adjustments                (1,352)         473        (879)            -             -           -
                                                  ---------    ---------   ---------       -------       -------     -------
   Unrealized net capital gains (losses)              1,177         (412)        765            64           (23)         41
                                                  ---------    ---------   ---------       -------       -------     -------
   Other comprehensive income (loss)              $   1,177    $    (412)        765       $    64       $   (23)         41
                                                  =========    =========                   =======       =======
   Net income                                                                  3,047                                   3,859
                                                                           ---------                                 -------

   Comprehensive income                                                    $   3,812                                 $ 3,900
                                                                           =========                                 =======



                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)




4.   Regulation and Legal Proceedings

          The Company's business is subject to the effects of a changing social, economic and regulatory environment. Recent state and federal regulatory initiatives have varied and have included employee benefit regulations, removal of barriers preventing banks from engaging in the securities and insurance business, tax law changes affecting the taxation of insurance companies, the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles, and the overall expansion of regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

          In the normal course of its business, the Company is involved from time to time in pending and threatened litigation and regulatory actions in which claims for monetary damages are asserted. Regulatory actions include, but are not limited to, market conduct and compliance issues. At this time, based on the present status of such litigation and regulatory actions, it is in the opinion of management that the ultimate liability, if any, in one or more of these maters in excess of amounts currently reserved is not expected to have a material adverse effect on the results of operations, liquidity or financial position of the Company.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH
               AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

     The following discussion highlights significant factors influencing results of operations and changes in financial position of Lincoln Benefit Life Company (the "Company"). It should be read in conjunction with the financial statements and related notes thereto found under Part I Item 1 contained herein and with the discussion, analysis, financial statements and notes thereto in Part I Item 1 and Part II Items 7 and 8 of the Lincoln Benefit Life Company Annual Report on Form 10-K for the year ended December 31, 2000.

OVERVIEW

     The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation ("Corporation"), markets life insurance and investment products through independent insurance agents and securities firms. Life insurance consists of traditional products, including term and whole life, interest-sensitive life, immediate annuities with life contingencies, variable life and indexed life insurance. Investment products include deferred annuities and immediate annuities without life contingencies. Deferred annuities include fixed rate, market value adjusted, indexed and variable annuities.

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


      RESULTS OF OPERATIONS


(in thousands)
                                                      Three Months Ended                    Six Months Ended
                                                           June 30,                             June 30,
                                                   2001              2000                2001             2000
                                              ---------------   ----------------    --------------   --------------
Net investment income                          $       2,896        $      3,171     $       6,033      $    5,955
Realized capital gains and losses                       (508)                  3            (1,352)             -
Other (income) expense                                     -                  (7)                -              19
Income tax expense                                       834               1,113             1,634           2,077
                                               -------------        ------------     -------------      ----------
Net income                                     $       1,554        $      2,068     $       3,047      $    3,859
                                               =============        ============     =============      ==========

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

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH
               AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000



     Net income for the six months of 2001 decreased 21.0% to $3.0 million compared to the same period in 2000, due to an increase in realized capital losses. Net income for the second quarter of 2001 decreased 24.9% to $1.6 million compared to the same period in 2000, due to realized capital losses as well as a decrease in net investment income. Net investment income decreased 8.7% to $2.9 million for the second quarter of 2001 and increased 1.3% to $6.0 million for the first six months of 2001. The decrease in the second quarter of 2001 was attributable to an increase in invested assets being more than offset by decreased investment yields and increased investment expenses compared to the same period in 2000. The overall increase in the first six months of 2001 was primarily attributable to higher investment balances partially offset by decreased investment yields and increased investment expenses compared to the same period in 2000.

     Realized capital losses, after-tax, were $330 thousand for the second quarter and $879 thousand for the first six months of 2001, compared to realized capital gains, after-tax, of $2 thousand and zero for the same periods last year, respectively. Period to period fluctuations in realized capital gains and losses are largely the result of timing of sales, reflecting management's decision on positioning the portfolio, as well as valuation assessments of individual securities and overall market conditions.


FINANCIAL POSITION

(in thousands)
                                                      June 30,
                                                        2001
                                                 --------------------
Fixed income securities (1)                        $   172,772
Short-term                                              14,681
                                                   -----------
         Total investments                         $   187,453
                                                   ===========
Reinsurance recoverable from ALIC                  $ 8,757,916
                                                   ===========
Separate Accounts assets and liabilities           $ 1,598,627
                                                   ===========
Contractholder funds                               $ 8,522,366
                                                   ===========

(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $168,346 at June 30, 2001.

     Total investments were $187.5 million at June 30, 2001 compared to $181.4 million at December 31, 2000. The increase was due primarily to positive cash flows generated from operations as well as an increase in unrealized net capital gains during the first six months of 2001. Unrealized net capital gains on` fixed income securities were $4.4 million and $3.2 million at June 30, 2001 and December 31, 2000, respectively. Investments at June 30, 2001, excluding Separate Accounts and unrealized gains and losses on fixed income securities, grew 2.8% from December 31, 2000.

     At June 30, 2001, substantially all of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

     During the six months ended June 30, 2001, contractholder funds increased $364.9 million and amounts recoverable from ALIC under reinsurance agreements increased $391.0 million as compared to December 31, 2000 balances. The increases resulted primarily from sales of market value adjusted annuity contracts and interest credited on market value adjusted annuity and fixed annuity contracts , partially offset by fixed annuity surrenders and withdrawals. As the Company's interest-sensitive life policies and annuity contracts in-force grow and age, the dollar amount of surrenders and withdrawals will likely increase. While the overall amount of surrenders may increase in the future, a significant increase in the level of surrenders relative to total contractholder account balances is not anticipated. Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH
               AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

     Separate Accounts assets and liabilities decreased 3.0% to $1.60 billion at June 30, 2001 as compared to the December 31, 2000 balance. The decreases were primarily attributable to unrealized losses in the Separate Accounts investment portfolios as well as surrenders and withdrawals, partially offset by sales of variable annuity contracts.


     LIQUIDITY AND CAPITAL RESOURCES

     Under the terms of reinsurance agreements, premiums and deposits, excluding those relating to Separate Accounts, are transferred primarily to ALIC, which maintains the investment portfolios supporting the Company's products. Payments of policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and certain operating costs are also reimbursed primarily by ALIC, under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct insurer for risks reinsured. The Company's ability to meet liquidity demands is dependent on ALIC's ability to meet those demands. ALIC's claims-paying ability was rated Aa2, AA+, and A+ by Moody's, Standard & Poor's and A.M. Best, respectively, at June 30, 2001.

     The primary sources for the remainder of the Company's funds are collection of principal and interest from the investment portfolio and capital contributions from ALIC. The primary uses for the remainder of the Company's funds are to purchase investments, pay costs associated with the maintenance of the Company's investment portfolio and pay dividends to ALIC.

     At  June  30,  2001  the  Moody's,   Standard  and  Poor's  and  A.M.  Best
claims-paying ratings for the Company were Aa2, AA+ and A+, respectively.


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

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH
               AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

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

o In order to manage interest rate risk, from time to time the effective duration of the assets of the investment portfolio is adjusted. Those adjustments may have an impact on the value of the investment portfolio and on investment income.

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

o Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies and, generally, may be expected to have an effect on an insurance company's sales. On an ongoing basis, rating agencies review the financial performance and condition of insurers. A downgrade, while not expected, could have a material adverse effect on the Company's or ALIC's business, financial condition and results of operations.

o State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures require the Company to maintain financial strength ratings. These restrictions affect the Company's ability to pay shareholder dividends or use its capital in other ways.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH
               AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000


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

         (b)  Reports on 8-K

              No reports on Form 8-K were filed during the second quarter of 2001.

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

*** Incorporated herein by reference to the Post-effective Amendment #3 to Registration Statement on Form S-3 for Lincoln Benefit life Company (File No. 333-59765) filed April 19, 2001. Incorporated herein by reference to the Post-effective Amendment #3 to Registration Statement on Form S-3 for Lincoln Benefit Life Company (File No. 333-59769) filed April 19, 2001. Incorporated herein by reference to Post-effective Amendment #2 to the Registration Statement on Form S-3 for Lincoln Benefit Life Company (File No. 333-88045) filed April 19, 2001. Incorporated herein by reference to Post-effective Amendment #1 to Registration Statement on Form S-3 for Lincoln Benefit Life Company (File No. 333-66452) filed August 8, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August, 2001.

                          LINCOLN BENEFIT LIFE COMPANY

                                  (Registrant)

/s/ B. Eugene Wraith
-----------------------                     PRESIDENT, CHIEF OPERATING                  August 14, 2001
B. EUGENE WRAITH                            OFFICER AND DIRECTOR
                                            (PRINCIPAL EXECUTIVE OFFICER)


/s/ James P. Zils
------------------------------        Treasurer                                         August 14, 2001
James P. Zils
(Principal Financial Officer)


/s/ Samuel H. Pilch
-----------------------------         Vice President & Controller                       August 14, 2001
Samuel H. Pilch
(Principal Accounting Officer)