Form 10-Q
period 2001-09-30
LINCOLN BENEFIT LIFE CO
filed 2001-11-14
CIK 910739

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

               For the quarterly period ended: September 30, 2001

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

Yes  /X/             No

     Indicate the number of shares of each of the issuer's classes of common stock as of November 9, 2001; there were 25,000 shares of common capital stock outstanding, par value $100 per share all of which shares are held by Allstate Life Insurance Company.

                          LINCOLN BENEFIT LIFE COMPANY
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               September 30, 2001



PART 1.          FINANCIAL INFORMATION

Item 1.          Condensed Statements of Operations for the Three Months and
                 Nine Months Ended September 30, 2001 and 2000 (unaudited)..................................   3

                 Condensed Statements of Financial Position as of September 30,
                 2001 (unaudited) and December 31, 2000 ....................................................   4

                 Condensed Statements of Cash Flows for the Nine Month Periods
                 Ended September 30, 2001 and 2000 (unaudited) .............................................   5

                 Notes to Condensed Financial Statements (unaudited)........................................   6

Item 2.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations .....................................................................   9

PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings .........................................................................   7

Item 5.          Other Information..........................................................................  13

Item 6.          Exhibits and Reports on Form 8-K...........................................................  13

                 Signature Page ............................................................................  14


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                          LINCOLN BENEFIT LIFE COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS




                                                 Three Months Ended                             Nine Months Ended
                                                   September 30,                                  September 30,
                                        -------------------------------------         ---------------------------------------
(in thousands)                               2001                 2000                      2001                 2000
                                        ----------------     ----------------         -----------------    ------------------
                                                    (Unaudited)                                    (Unaudited)
Revenues
Net investment income                    $        3,115        $       2,932           $         9,148         $       8,887
Realized capital gains and losses                     -                    -                    (1,352)                    -
Other income (expense)                                -                   (1)                        -                   (20)
                                         --------------        -------------           ---------------         -------------

Income from operations before
   income tax expense                             3,115                2,931                     7,796                 8,867
Income tax expense                                1,088                1,025                     2,722                 3,102
                                         --------------        -------------           ---------------         -------------

Net income                               $        2,027        $       1,906           $         5,074         $       5,765
                                         ==============        =============           ===============         =============





  See notes to condensed financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                   CONDENSED STATEMENTS OF FINANCIAL POSITION



                                                                            September 30,              December 31,
                                                                                 2001                      2000
                                                                          -------------------       -------------------
                                                                          -------------------       -------------------
(in thousands, except par value data)                                        (Unaudited)
Assets
Investments
   Fixed income securities, at fair value
      (amortized cost $165,391 and $166,893)                              $          175,548         $         170,142
   Short-term                                                                         20,525                    11,243
                                                                          ------------------         -----------------
         Total investments                                                           196,073                   181,385

Cash                                                                                  38,640                        76
Reinsurance recoverable from
   Allstate Life Insurance Company                                                 9,155,419                 8,366,927
Reinsurance recoverable from non-affiliates, net                                     435,176                   353,789
Other assets                                                                           4,374                     2,393
Separate Accounts                                                                  1,398,192                 1,648,691
                                                                          ------------------         -----------------
         Total assets                                                     $       11,227,874         $      10,553,261
                                                                          ==================         =================

Liabilities
Reserve for life-contingent contract benefits                             $          685,999         $         550,334
Contractholder funds                                                               8,898,368                 8,157,502
Current income taxes payable                                                           2,538                     2,785
Deferred income taxes                                                                  7,148                     4,607
Payable to affiliates                                                                  2,187                     9,210
Other liabilities and accrued expenses                                                45,117                     1,371
Separate Accounts                                                                  1,398,192                 1,648,691
                                                                          ------------------         -----------------
         Total liabilities                                                        11,039,549                10,374,500
                                                                          ------------------         -----------------

Commitments and Contingent Liabilities (Note 4)

Shareholder's Equity
Common stock, $100 par value, 30,000 shares
      authorized, 25,000 issued and outstanding                                        2,500                     2,500
Additional capital paid-in                                                           126,750                   126,750
Retained income                                                                       52,473                    47,399

Accumulated other comprehensive income:
    Unrealized net capital gains                                                       6,602                     2,112
                                                                           -----------------          ----------------
         Total accumulated other comprehensive income                                  6,602                     2,112
                                                                           -----------------          ----------------
         Total shareholder's equity                                                  188,325                   178,761
                                                                           -----------------          ----------------
         Total liabilities and shareholder's equity                        $      11,227,874          $     10,553,261
                                                                           =================          ================



            See notes to condensed financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                        -------------------------------------------
(in thousands)                                                                2001                      2000
                                                                        -----------------         -----------------
                                                                                       (Unaudited)
Cash flows from operating activities
Net income                                                                       $ 5,074                   $ 5,765
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation, amortization and other non-cash items                          (405)                     (719)
       Realized capital gains and losses                                           1,352                         -
       Changes in:
           Life-contingent contract benefits and
                contractholder funds                                               6,652                        81
           Income taxes payable                                                     (124)                    1,730
           Other operating assets and liabilities                                 34,741                       264
                                                                                 -------                    ------
               Net cash provided by operating activities                          47,290                     7,121
                                                                                 -------                    ------

Cash flows from investing activities
Fixed income securities
       Proceeds from sales                                                        10,922                    13,900
       Investment collections                                                     11,737                     6,155
       Investment purchases                                                      (22,103)                  (19,686)
Change in short-term investments, net                                             (9,282)                   (8,380)
                                                                                 -------                   -------
               Net cash used in investing activities                              (8,726)                   (8,011)
                                                                                 -------                   -------

Net increase (decrease) in cash                                                   38,564                      (890)
Cash at beginning of period                                                           76                       982
                                                                                 -------                   -------
Cash at end of period                                                            $38,640                   $    92
                                                                                 =======                   =======






          See notes to condensed financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation

     The accompanying condensed financial statements include the accounts of Lincoln Benefit Life Company (the "Company"), a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation").

     The condensed financial statements and notes as of September 30, 2001, and for the three month and nine month periods ended September 30, 2001 and 2000, are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Lincoln Benefit Life Company Annual Report on Form 10-K for 2000. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

                          LINCOLN BENEFIT LIFE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



2.   Reinsurance

     The Company has reinsurance agreements whereby certain premiums, contract charges, credited interest, policy benefits and certain expenses are ceded to ALIC and other non-affiliated reinsurers and reflected net of such reinsurance in the condensed statements of operations. Reinsurance recoverable and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the condensed statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

     Investment income earned on the assets which support contractholder funds and the reserve for life-contingent contract benefits is not included in the Company's condensed financial statements as those assets are owned and managed under terms of the reinsurance agreements. The following table summarizes amounts ceded to ALIC and non-affiliates under reinsurance agreements.

     The effects of reinsurance on premiums and contract charges are as follows:

                                                Three months ended                      Nine months ended
                                                   September 30,                          September 30,
(in thousands)                                 2001              2000                2001               2000
                                          -------------     --------------      --------------     ----------------
Premiums and Contract Charges
Direct                                    $   161,918       $    119,792        $    402,039       $   326,242
Assumed                                             -                  -                   1                 1
Ceded
    Affiliate                                (100,229)           (63,338)           (242,299)         (174,502)
    Non-affiliate                             (61,689)           (56,454)           (159,741)         (151,741)
                                          -----------       ------------        ------------       -----------
       Premiums and contract
           charges, net of  reinsurance   $         -       $          -        $          -       $         -
                                          ===========       ============        ============       ===========




         The effects of reinsurance on credited interest, policy benefits and other expenses are as follows:

                                                      Three months ended                      Nine months ended
                                                         September 30,                          September 30,
(in thousands)                                      2001               2000               2001              2000
                                                -------------      -------------     ------------      --------------
Credited   Interest,   Policy  Benefits  and
Other Expenses

Direct                                          $    259,981       $  227,658        $     722,097     $    652,963
Ceded
    Affiliate                                       (177,459)        (167,426)            (521,661)        (479,139)
    Non-affiliate                                    (82,522)         (60,231)            (200,436)        (173,804)
                                                ------------       ----------        -------------     ------------
     Credited interest, policy benefits
       and other expenses, net of reinsurance   $          -       $        1        $           -     $         20
                                                ============       ==========        =============     ============


                          LINCOLN BENEFIT LIFE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


3.   Comprehensive Income

     The components of other comprehensive income on a pretax and after-tax basis are as follows:

                                                                        Three months ended September 30,
   (in thousands)                                               2001                                      2000
                                                 ------------------------------------    ---------------------------------------
                                                                           After-                                    After-
                                                   Pretax       Tax          tax            Pretax      Tax           tax
   Unrealized capital gains and losses:

   Unrealized holding gains (losses)
      arising during the period                  $     5,731  $  (2,006)  $    3,725     $   2,051   $    (718)    $   1,333
   Less: reclassification adjustments                      -          -            -             -           -             -
                                                 -----------  ---------   ----------     ---------   ---------     ---------
   Unrealized net capital gains (losses)               5,731     (2,006)       3,725         2,051        (718)        1,333
                                                 -----------  ---------   ----------     ---------   ---------     ---------
    Other comprehensive income (loss)            $     5,731  $  (2,006)       3,725     $   2,051   $    (718)        1,333
                                                 ===========  =========                  =========   =========

   Net income                                                                  2,027                                   1,906
                                                                          ----------                               ---------

   Comprehensive income                                                   $    5,752                               $   3,239
                                                                          ==========                               =========


                                                                        Nine months ended September 30,
   (in thousands)                                               2001                                     2000
                                                 ------------------------------------   ----------------------------------------
                                                                             After-                                     After-
                                                   Pretax       Tax          tax           Pretax         Tax           tax

   Unrealized capital gains and losses:

   Unrealized holding gains (losses)
      arising during the period                  $    5,556   $ (1,945)   $   3,611       $   2,115    $   (740)     $    1,375
   Less: reclassification adjustments                (1,352)       473         (879)              -           -               -
                                                 ----------   --------    ---------       ---------    --------      ----------
   Unrealized net capital gains (losses)              6,908     (2,418)       4,490           2,115        (740)          1,375
                                                 ----------   --------    ---------       ---------    --------      ----------
   Other comprehensive income (loss)             $    6,908   $ (2,418)       4,490       $   2,115    $  (740)           1,375
                                                 ==========   ========                    =========    =======

   Net income                                                                 5,074                                       5,765
                                                                          ---------                                  ----------

   Comprehensive income                                                   $   9,564                                  $    7,140
                                                                          =========                                  ==========


                          LINCOLN BENEFIT LIFE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE
                MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

     The following discussion highlights significant factors influencing results of operations and changes in financial position of Lincoln Benefit Life Company (the "Company"). It should be read in conjunction with the condensed financial statements and related notes thereto found under Part I Item 1 contained herein and with the discussion, analysis, financial statements and notes thereto in
Part I Item 1 and Part II Items 7 and 8 of the Lincoln Benefit Life Company Annual Report on Form 10-K for the year ended December 31, 2000.

     The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"), markets life insurance and investment products through independent insurance agents and securities firms. Life insurance consists of traditional products, including term and whole life, interest-sensitive life, immediate annuities with life contingencies, variable life and indexed life insurance. Investment products include deferred annuities and immediate annuities without life contingencies. Deferred annuities include fixed rate, market value adjusted, indexed and variable annuities.

     The Company has identified itself as a single segment entity.

     The assets and liabilities related to variable annuity and variable life contracts are legally segregated and reflected as Separate Accounts. The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the conractholders and therefore, are not included in the Company's statements of operations.

     Certain variable annuity contracts have provisions wherein the Company contractually guarantees either a minimum return or account value upon death or annuitization. An actuarial general account reserve is established in the event that the account value of certain contracts is projected to be below the value guaranteed by the Company at the expected date of death or annuitization and is transferred to ALIC under intercompany reinsurance agreements.


      RESULTS OF OPERATIONS


(in thousands)
                                             Three Months Ended                  Nine Months Ended
                                               September 30,                      September  30,

                                          2001               2000             2001              2000
                                         --------          --------        ----------         ----------
Net investment income                    $  3,115          $  2,932        $    9,148         $    8,887

Realized capital gains and losses               -                 -            (1,352)                 -

Other  expense                                  -                 1                 -                 20

Income tax expense                          1,088             1,025             2,722              3,102
                                         --------          --------        ----------         ----------
Net income                               $  2,027          $  1,906        $    5,074         $    5,765
                                         ========          ========        ==========         ==========

     The Company has reinsurance agreements under which contract and policy related transactions are transferred to ALIC. The Company also has reinsurance agreements with third parties. The Company's results of operations include net investment income and realized capital gains and losses earned on the assets of the Company that are not transferred under the reinsurance agreements. Certain non-investment related expenses which are not transferred under reinsurance agreements are presented in other expenses.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE
                MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000



     Net income for the third quarter of 2001 increased 6.4% to $2.0 million compared to the same period in 2000, due to an increase in net investment income. Net income for the nine months of 2001 decreased 12.0% to $5.1 million compared to the same period in 2000, due to an increase in realized capital losses. Net investment income increased 6.2% to $3.1 million for the third quarter of 2001 and 2.9% to $9.1 million for the first nine months of 2001 primarily attributable to higher investment balances at amortized cost partially offset by increased investment expenses compared to the same periods in 2000.

     Realized capital losses, after-tax, were $879 thousand for the first nine months of 2001 and zero for the third quarter. There were no realized capital gains and losses for the same periods last year. Period to period fluctuations in realized capital gains and losses are largely the result of timing of sales, reflecting management's decision on positioning the portfolio, as well as valuation assessments of individual securities and overall market conditions.


FINANCIAL POSITION

(in thousands)
                                                             September 30,
                                                                  2001
                                                           -------------------
Fixed income securities (1)                                $          175,548
Short-term                                                             20,525
                                                           ------------------
         Total investments                                 $          196,073
                                                           ==================
Reinsurance recoverable from ALIC, net                     $        9,155,419
                                                           ==================
Separate Accounts assets and liabilities                   $        1,398,192
                                                           ==================
Contractholder funds                                       $        8,898,368
                                                           ==================

(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $165,391 at September 30, 2001.

     Total investments were $196.1 million at September 30, 2001 compared to $181.4 million at December 31, 2000. The increase was due to positive cash flows generated from operations and an increase in unrealized net capital gains during the first nine months of 2001. Unrealized net capital gains on fixed income securities were $10.2 million and $3.2 million at September 30, 2001 and December 31, 2000, respectively. Investments at September 30, 2001, excluding Separate Accounts and unrealized gains and losses on fixed income securities, grew 4.4% from December 31, 2000.

     At September 30, 2001, substantially all of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

     The ratings of securities in the Comapny's portfolio are influenced by many factors, including the impact of economic environment on individual securities. A fluctuation in these ratings could materially impact the results of operations, liquidity or financial position of the Company. The Company closely monitors its fixed income securities portfolios for rating changes or other declines in value that are other than temporary. Fixed income securities are placed on non-accrual status when they are in default or when the timing or receipt of principal or interest payments are in doubt. Write downs of fixed income securities are recorded when the decline in value is considered to be other than temporary.

     During the nine months ended September 30, 2001, Contractholder funds increased $740.9 million as compared to December 31, 2000 balances. The increase resulted primarily from sales of market value adjusted annuity contracts and interest credited on market value adjusted annuity and fixed annuity contracts, partially offset by fixed annuity surrenders and withdrawals. As the Company's interest-sensitive life policies and annuity contracts in-force grow and age, the dollar amount of surrenders and withdrawals will likely increase. While the overall amount of surrenders may increase in the future, a significant increase in the level of surrenders relative to total contractholder account balances is not anticipated. The increase in Reinsurance recoverable from ALIC of $788.5 million results from contract benefit obligations ceded to ALIC.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE
                MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

     Separate Account assets and liabilities decreased 15.2% to $1.40 billion at September 30, 2001 as compared to the December 31, 2000 balance. The decreases were primarily attributable to unrealized losses in the Separate Accounts investment portfolios resulting from stock market volatility as well as surrenders and withdrawals, partially offset by sales of variable annuity contracts.


     LIQUIDITY AND CAPITAL RESOURCES

     Under the terms of reinsurance agreements, certain premiums and deposits, excluding those relating to Separate Accounts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. Payments of policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and certain operating costs are also reimbursed primarily by ALIC, under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct insurer for risks reinsured. The Company's ability to meet liquidity demands is dependent on ALIC's ability to meet those demands. ALIC's claims-paying ability was rated Aa2, AA+, and A+ by Moody's, Standard & Poor's and A.M. Best, respectively, at September 30, 2001.

     The primary sources for the remainder of the Company's funds are collection of principal and interest from the investment portfolio and capital contributions from ALIC. The primary uses for the remainder of the Company's funds are to purchase investments, pay costs associated with the maintenance of the Company's investment portfolio and to pay shareholder dividends.

     At September 30, 2001 the Moody's, Standard and Poor's and A.M. Best claims-paying ratings for the Company were Aa2, AA+ and A+, respectively.


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

o There is uncertainty involved in estimating the availability of reinsurance and the collectibility of reinsurance recoverables. This uncertainty arises from a number of factors, including whether losses meet the qualifying conditions of the reinsurance contracts and if reinsurers have the financial capacity and willingness to pay.

o In the wake of the September 11 attack on the World Trade Center in New York City and the Pentagon in Washington D.C., and the plane crash in Pennsylvania, insurers are evaluating the possibility of excluding acts of terrorism from certain types of insurance policies. In the event that insurance coverage for terrorism becomes unavailable or very expensive, there could be significant adverse impacts on some portion of the Company's investment portfolio, particularly in sectors such as airlines and real estate. For example, commercial mortgages or certain debt obligations might be adversely affected due to the inability to obtain coverage to restore the related real estate, or other property, thereby creating the potential for increased default risk.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE
                MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

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

     o At the federal level, these measures include the recently enacted Gramm-Leach-Bliley Act of 1999, which eliminated many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

     o At the state level, these measures include legislation to permit mutual insurance companies to convert to a hybrid structure known as a mutual holding company, thereby allowing insurance companies owned by their policyholders to become stock insurance companies owned (through one or more intermediate holding companies) partially by their policyholders and partially by stockholders. Also, several large mutual life insurers have used or are expected to use existing state laws and regulations governing the conversion of mutual insurance companies into stock insurance companies (demutualization).

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

 PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

         The discussion "Regulation and Legal Proceedings" in Part I, Item 1,
Note 4 of this Form 10-Q is incorporated herein by reference.

Item 5.           OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits required by Item 601 of Regulation S-K
              (2)  None
              (3)  (i)  Articles of Incorporation*
                   (ii) By-laws*
              (4) Lincoln Benefit Life Company Flexible Premium Deferred Annuity Contract and Application**
              (10) Reinsurance Agreement between Lincoln Benefit Life Company and Allstate Life Insurance Company*
              (11) None
              (15) None
              (18) None
              (19) None
              (22) None
              (23) (a)  Consent of Independent Public Accountants***
                   (b)  Consent of Attorneys***
              (24) None
              (99) None

         (b)  Reports on 8-K

              No reports on Form 8-K were filed during the third quarter of 2001.

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

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of November, 2001.

                          LINCOLN BENEFIT LIFE COMPANY

                                  (Registrant)

/s/ B. Eugene Wraith

-----------------------                     PRESIDENT, CHIEF OPERATING
B. EUGENE WRAITH                            OFFICER AND DIRECTOR
                                            (PRINCIPAL EXECUTIVE OFFICER)

/s/ Robert L. Vance
------------------------------              Vice President & Assistant Treasurer
Robert L. Vance
(Principal Financial Officer)


-----------------------------               Controller
Samuel H. Pilch                             (Chief Accounting Officer)
(Principal Accounting Officer)