Form 10-K405
period 2001-12-31
LINCOLN BENEFIT LIFE CO
filed 2002-03-29
CIK 910739

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                    FORM 10-K

The Registrant meets the conditions set forth in General Instruction I(1)(a) and(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 333-88045

                          LINCOLN BENEFIT LIFE COMPANY
             (Exact name of registrant as specified in its charter)

                NEBRASKA                                 47-0221457
        (State of Incorporation)            (I.R.S. Employer Identification No.)
         2940 SOUTH 84TH STREET
           LINCOLN, NEBRASKA                             68506-4142
(Address of principal executive offices)                 (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 1-800-525-9287
                                   -----------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                   YES |X|  NO | |

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILIERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.
                                   YES |X| NO | |

AS OF MARCH 25, 2002, THE REGISTRANT HAD 25,000 COMMON SHARES, $100 PAR VALUE, OUTSTANDING, ALL OF WHICH ARE HELD BY ALLSTATE LIFE INSURANCE COMPANY.

                          LINCOLN BENEFIT LIFE COMPANY
                                TABLE OF CONTENTS
                                DECEMBER 31, 2001




                                                                                                               PAGE
                                                                                                               ----
PART I.
Item 1.        Business *                                                                                        2
Item 2.        Properties *                                                                                      3
Item 3.        Legal Proceedings                                                                                 3
Item 4.        Submission of Matters to a Vote of Security Holders *                                           N/A

PART II
Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters                             3
Item 6.        Selected Financial Data **                                                                      N/A
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations             4
Item 7a.       Quantitative and Qualitative Disclosures about Market Risk                                       15
Item 8.        Financial Statements and Supplementary Data                                                      15
Item 9.        Change in and Disagreements with Accountants on Accounting and Financial Disclosure              15

PART III
Item 10.       Directors and Executive Officers of the Registrant **                                           N/A
Item 11.       Executive compensation                                                                          N/A
Item 12.       Security Ownership and Certain Beneficial Owners and Management **                              N/A
Item 13.       Certain Relationships and Related Transactions **                                               N/A

PART IV
Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K                                  16
               Signatures                                                                                       17
               Index to Financial Statement Schedules                                                           18

             * Item prepared in accordance with General Instruction I(2) of Form
               10-K.
            ** Omitted pursuant to General Instruction I (2) of Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

     Lincoln Benefit Life Company ("Lincoln Benefit" or the "Company") is a stock life insurance company organized under the laws of the State of Nebraska in 1938. Lincoln Benefit is a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), a stock life insurance company incorporated under the laws of the State of Illinois. ALIC is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a stock property-liability insurance company incorporated under the laws of the State of Illinois. All outstanding capital stock of AIC is owned by The Allstate Corporation (the "Corporation"), a Delaware company which has several different classes of securities, including common stock, registered with the Securities and Exchange Commission.

     Lincoln Benefit is authorized to conduct life insurance and annuity business in the District of Columbia, Guam, U.S. Virgin Islands and all states except New York.

     Lincoln Benefit, a single segment entity, markets a diversified group of products to meet consumers' lifetime needs in the areas of protection and retirement solutions through independent insurance agents and broker/dealers, including master brokerage agencies. Products distributed through independent insurance agents include term life insurance; whole life; universal life; variable universal life; and single premium life; fixed annuities, including market value adjusted annuities and equity-indexed annuities; immediate annuities; variable annuities and long-term care products. Variable annuities and variable universal life products are also distributed through independent broker/dealers. ALFS, Inc. ("ALFS") is the principal underwriter for certain Lincoln Benefit products, such as variable universal life, variable annuities and fixed annuities with a market value adjustment feature. ALFS is a wholly owned subsidiary of ALIC and is a registered broker/dealer under the Securities and Exchange Act of 1934.

     Lincoln Benefit and ALIC entered into reinsurance agreements under which Lincoln Benefit reinsures substantially all of its business with ALIC. Under the agreements, premiums, contract charges, credited interest, policy benefits and certain expenses under substantially all general account contracts are reinsured with ALIC. ALIC is bound to stand behind the Company's contractual obligations to its policyholders. However, the obligations of ALIC under the reinsurance agreements are to the Company. The Company continues to have primary liability as the direct insurer for risks reinsured. In addition, assets of the Company that relate to insurance in-force, excluding Separate Accounts assets, are transferred to ALIC. Therefore, all funds necessary to support the operations of the Company are provided by ALIC and the Company is not required to obtain additional capital to support in-force or future business.

     Under the Company's reinsurance agreements with ALIC, the Company reinsures substantially all reserve liabilities with ALIC except for variable contracts it issues and term life insurance which is ceded to non-affiliated reinsurers. The assets which support these liabilities are owned and managed by ALIC.

     The assets and liabilities of variable contracts are held in legally-segregated, unitized Separate Accounts and retained by the Company. Contract charges are reinsured to ALIC and consist of charges assessed against the account values of the Separate Accounts.

     In addition, the Company cedes 90%, 80% or 60% of the mortality risk on certain term life policies, depending upon the issue year and product, to a pool of eleven non-affiliated reinsurers. Beginning in 1998, the Company cedes mortality risk on new business in excess of $2 million per life for individual coverage. For business sold prior to 1998, the Company ceded mortality risk in excess of $350 thousand per life for individual coverage.

     Lincoln Benefit's and ALIC's general account assets must be invested in accordance with applicable state laws. These laws govern the nature and quality of investments that may be made by life insurance companies and the percentage of their assets that may be committed to any particular type of investment.

     Lincoln Benefit is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities competing in the sale of insurance and annuities. As of December 2000, the last year for which current information is available, there were approximately 1,400 stock, mutual and other types of insurers in business in the United States. Several independent rating agencies regularly evaluate life insurers' claims paying ability, quality of investments and overall stability. A.M. Best Company assigns a rating of A+ (Superior) to ALIC, which automatically reinsures substantially all net general account business of Lincoln Benefit. A.M. Best Company also assigns Lincoln Benefit a rating of A+(r), because Lincoln Benefit automatically reinsures substantially all general account business with ALIC. Standard & Poor's Insurance Rating Services assigns an
AA+ (Very Strong.) to Lincoln Benefit's financial strength rating. Moody's Investors Service assigns an Aa2 (Excellent) financial stability rating to Lincoln Benefit. Lincoln Benefit shares the same ratings as its parent, ALIC.
In February 2002, Standard & Poor's affirmed its December 31,

2001 ratings. Standard & Poor's revised its outlook for ALIC and its rated subsidiaries and affiliates to "negative" from "stable". This revision is part of an ongoing life insurance industry review recently initiated by Standard & Poor's. Moody's and A.M. Best reaffirmed its ratings and outlook for the Company and ALIC.

     The Company's business is subject to the effects of a changing social, economic and regulatory environment. State and federal regulatory initiatives have varied and have included employee benefit regulations, removal of barriers preventing banks from engaging in the securities and insurance businesses, tax law changes affecting the taxation of insurance companies, the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles, and the overall expansion of regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

Lincoln Benefit is registered with the Securities and Exchange Commission ("SEC") as an issuer of registered products. The SEC also regulates certain Lincoln Benefit Separate Accounts which issue variable universal life contracts or, together with the Company, issue variable annuity contracts.

ITEM 2. PROPERTIES

     Lincoln Benefit leases office space in Lincoln, Nebraska. The combined leased spaces are used for home office administration and marketing operations.

ITEM 3. LEGAL PROCEEDINGS

     The Company and its Board of Directors know of no material legal proceedings pending to which the Company is a party or which would materially affect the Company. The Company is involved in pending and threatened litigation in the normal course of its business in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate the ultimate liability arising from such pending or threatened litigation to have a material effect on the financial position or results of operations of the Company.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of the Company's outstanding shares are owned by its parent, ALIC. ALIC's outstanding common stock is owned by AIC. All of the outstanding shares of AIC are owned by the Corporation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION HIGHLIGHTS SIGNIFICANT FACTORS INFLUENCING RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL POSITION OF LINCOLN BENEFIT LIFE COMPANY (THE "COMPANY"). IT SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES. TO CONFORM WITH THE 2001 PRESENTATION, CERTAIN PRIOR YEAR AMOUNTS HAVE BEEN RECLASSIFIED.

CRITICAL ACCOUNTING POLICIES

     In response to the Securities and Exchange Commission's ("SEC") release "Cautionary Advice Regarding Disclosure about Critical Accounting Policies", the Company identified critical accounting policies by considering policies that involve the most complex or subjective judgments or assessments. The Company has identified three policies as critical accounting policies because they involve a higher degree of judgment and complexity. A brief summary of each critical accounting policy follows. For a more complete discussion of the judgments and other factors affecting the measurement of these items see the referenced sections of Management's Discussion and Analysis ("MD&A").

     - INVESTMENTS -All fixed income securities are carried at fair value and may be sold prior to their contractual maturity ("available for sale"). The difference between the amortized cost of fixed income securities and fair value, net of deferred income taxes, is reflected as a component of Shareholder's equity.

               The Company closely monitors its fixed income portfolios for declines in value that are other than temporary. Securities are placed on non-accrual status when they are in default or when timing or receipt of principal or interest payments are in doubt. Provisions for losses are recognized for declines in the value of fixed income securities that are deemed to be other than temporary. Such write-downs are included in Realized capital gains and losses.

     - LIFE INSURANCE RESERVES AND CONTRACTHOLDER FUNDS - Reserves for life-contingent contract benefits, which relate to traditional life insurance and immediate annuities with life contingencies are computed on the basis of long-term actuarial assumptions as to future investment yields, mortality, morbidity, terminations and expenses. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. To the extent that unrealized capital gains on fixed income securities would result in a premium deficiency had those gains actually been realized, the related increase in reserve is recorded net of tax as a reduction of the unrealized capital gains included in Shareholder's equity.

               Contractholder funds arise from the issuance of contracts that include an investment component, including most fixed annuities, interest-sensitive life policies and certain other investment contracts. Deposits received are recorded as interest-bearing liabilities. Contractholder funds are equal to deposits received and interest credited to the benefit of the contractholder less surrenders and withdrawals, mortality charges and administrative expenses. The Company reinsures substantially all reserve liabilities with ALIC.

     - REINSURANCE RECOVERABLE - The Company has reinsurance agreements whereby certain premiums, contract charges, credited interest, policy benefits and certain expenses are ceded to ALIC (see Notes 3 and 7). The Company also has reinsurance agreements, whereas, the Company cedes 90%, 80% or 60% of the mortality risk on certain term life policies, depending upon the issue year and product, to a pool of eleven non-affiliated reinsurers. Beginning in 1998, the Company cedes mortality risk on new business in excess of $2 million per life for individual coverage. For business sold prior to 1998, the Company ceded mortality risk in excess of $350 thousand per life for individual coverage. Reinsurance does not extinguish the Company's primary liability under the policies written.

     The Company also discloses its significant accounting policies in Note 2 to the financial statements.

OVERVIEW

     The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"), markets a diversified group of products to meet consumer's lifetime needs in the areas of protection and retirement solutions through independent insurance agents and broker/dealers, including master brokerage agencies. Products distributed through independent insurance agents include term life insurance; whole life; universal life; variable universal life; and single premium life; fixed annuities, including market value adjusted annuities and equity-indexed annuities; immediate annuities; variable annuities and long-term care products. Variable annuities and variable universal life products are also distributed through independent broker/dealers. ALFS, Inc. ("ALFS") is the principal underwriter for certain Lincoln Benefit products, such as variable universal life, variable annuities and fixed annuities with a market value adjustment. ALFS is a wholly owned subsidiary of ALIC and is a registered broker/dealer under the Securities and Exchange Act of 1934.

     The Company has identified itself as a single segment entity.

     On January 25, 2000, the Company paid a dividend of all common shares of AFD, Inc. ("AFDI") stock, a registered broker-dealer, to ALIC. Prior to the dividend, AFDI had been consolidated in the Company's financial statements and related disclosures. In conjunction with the dividend, the Company has restated its prior year financial results to exclude AFDI.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

RESULTS OF OPERATIONS

(IN THOUSANDS)

                                               2001          2000             1999
                                               ----          ----             ----
Net investment income                       $ 12,144       $  12,214       $  10,740

Realized capital gains and losses             (1,352)            (95)           (913)
Other expense                                      -              20           2,301
Income tax expense                             3,768           4,221           2,560
                                            --------       ---------       ---------
Net income                                  $  7,024       $   7,878       $   4,966
                                            ========       =========       =========

     The Company has reinsurance agreements under which contract and policy related transactions are transferred, primarily to ALIC. The Company also has reinsurance agreements with third parties. The Company's results of operations include primarily net investment income and realized capital gains and losses earned on the assets of the Company that are not transferred under the reinsurance agreements. In prior years, certain non-investment related expenses which were not transferred under the reinsurance agreements are presented in other expenses.

     Net income was $7.0 million in 2001 compared to $7.9 million in 2000, due primarily to increased realized capital losses in 2001. In 2000, net income was $7.9 million compared to $5.0 million in 1999 due to the $2.0 million write-down of the Company's building and unamortized building improvements in 1999 as well as increased net investment income and decreased realized capital losses in 2000.

     Pretax net investment income in 2001 was comparable to 2000 as the effect of higher investment balances was more than offset by increased investment expenses. In 2000, pretax net investment income increased 13.7% to $12.2 million due to higher investment balances, before the impact of unrealized gains and losses on fixed income securities, and reduced investment expenses. For both years, the higher investment balances arose from positive cash flows from operating activities. Investments, excluding Separate Accounts and unrealized gains and losses on fixed income securities, grew 4.4% and 10.9% in 2001 and 2000, respectively. The Company expects to experience lower investment yields due, in part, to the reinvestment of proceeds from calls and maturities and the investment of positive cash flows from operations in securities yielding less than the average portfolio rate.

     Realized capital losses, after-tax, were $879 thousand, $62 thousand and $593 thousand in 2001, 2000 and 1999, respectively, resulting from trading losses on fixed income securities. Period to period fluctuations in realized capital gains and losses are the result of timing of sales decisions reflecting management's decision on positioning the portfolio, assessments of individual securities, overall market conditions and write-downs when an assessment is made by the Company that a decline in value of a security is other than temporary.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

FINANCIAL POSITION

(IN THOUSANDS)

                                                            2001                2000
                                                        ------------         ------------
Fixed income securities (1)                             $    186,709         $    170,142
Short-term                                                     6,856               11,243
                                                        ------------         ------------
         Total investments                              $    193,565         $    181,385
                                                        ============         ============
Reinsurance recoverable from ALIC                       $  9,564,440         $  8,366,927
                                                        ============         ============
Contractholder funds                                    $  9,287,599         $  8,157,502
                                                        ============         ============
Reserve for life-contingent contract benefits           $    724,044         $    550,334
                                                        ============         ============
Separate Accounts assets and liabilities                $  1,565,708         $  1,648,691
                                                        ============         ============

(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $179.1 million and $166.9 million at December 31, 2001 and 2000, respectively.

     Total investments were $193.6 million at December 31, 2001 compared to $181.4 million at December 31, 2000. The increase was due primarily to positive cash flows generated from operations and unrealized gains on fixed income securities. Investments at December 31, 2001, excluding Separate Accounts and unrealized gains and losses on fixed income securities, grew 4.4% from December 31, 2000.

FIXED INCOME SECURITIES

     The Company's fixed income securities portfolio consists of publicly traded corporate bonds, U.S. government bonds, mortgage-backed securities, foreign government bonds, privately-placed corporate obligations and tax-exempt municipal bonds. The Company generally holds its fixed income securities to maturity, but has classified all of these securities as available for sale to allow maximum flexibility in portfolio management. At December 31, 2001, unrealized net capital gains on the fixed income securities portfolio totaled $7.6 million compared to unrealized net capital gains of $3.2 million at December 31, 2000. The increase in the unrealized gain is primarily attributable to interest rate fluctuations from year to year. As of December 31, 2001, approximately 99.7% of the fixed income securities portfolio was invested in taxable securities.

     The Securities Valuation Office of the National Association of Insurance Commissioners ("NAIC") evaluates the fixed income securities investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called "NAIC designations." The NAIC designations parallel the credit ratings of the Nationally Recognized Statistical Rating Organizations for marketable securities. NAIC designations 1 and 2 include securities considered investment grade (rated "Baa3" or higher by Moody's, or rate "BBB-" or higher by Standard and Poor's) by such rating organizations. NAIC designations 3 through 6 include securities considered below investment grade (rated "Ba1" or lower by Moody's, or rated "BB+" or lower by Standard and Poor's).

     At December 31, 2001, substantially all of the Company's fixed income securities portfolio was rated investment grade, which is defined by the Company as a security having a NAIC rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating. The quality mix of the Company's fixed income securities portfolio at December 31, 2001 is presented in the following table:

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

(IN THOUSANDS)

NAIC
RATINGS       MOODY'S EQUIVALENT DESCRIPTION                 FAIR VALUE     PERCENT TO TOTAL
-------       ------------------------------                 ----------     ----------------
1             Aaa/Aa/A                                       $  161,720            86.6%
2             Baa                                                21,570            11.6
6             In or near default                                  3,419             1.8
                                                             ----------           -----
                                                             $  186,709           100.0%
                                                             ==========           =====

     As of December 31, 2001, the fixed income securities portfolio contained $1.0 million of privately placed corporate obligations. The benefits of privately placed securities as compared to public securities are generally higher yields, improved cash flow predictability through pro-rata sinking funds on many bonds, and a combination of covenant and call protection features designed to better protect the holder against losses resulting from credit deterioration, reinvestment risk and fluctuations in interest rates. A relative disadvantage of privately-placed securities as compared to public securities is relatively reduced liquidity. At December 31, 2001, 100% of the privately placed securities were rated as in or near default by either the NAIC or the Company's internal ratings. The Company determines the fair value of privately placed fixed income securities based on discounted cash flows using current interest rates for similar securities.

     At December 31, 2001 and 2000, $41.1 million and $42.3 million, respectively, of the fixed income securities portfolio was invested in mortgage-backed securities ("MBS"). The MBS portfolio consists primarily of securities which were issued by or have underlying collateral that is guaranteed by U.S. government agencies or sponsored entities. Therefore, the MBS portfolio has relatively low credit risk.

     The MBS portfolio is subject to interest rate risk since the price volatility and ultimate realized yield are affected by the rate of repayment of the underlying mortgages. The Company attempts to limit interest rate risk on these securities by investing a portion of the portfolio in securities that provide prepayment protection. At December 31, 2001, approximately 16.7% of the MBS portfolio was invested in planned amortization class bonds.

     The Company closely monitors its fixed income securities portfolios for rating changes or other declines in value that are other than temporary. Securities are placed on non-accrual status when they are in default or when the timing or receipt of principal or interest payments are in doubt.

SHORT-TERM INVESTMENTS

     The Company's short-term investment portfolio was $6.9 million and $11.2 million at December 31, 2001 and 2000, respectively. The Company invests available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of one year or less.

REINSURANCE RECOVERABLE FROM ALIC, CONTRACTHOLDER FUNDS AND RESERVES FOR LIFE-CONTINGENT CONTRACT BENEFITS

     Under accounting principles generally accepted in the United States of America ("GAAP"), when reinsurance contracts do not relieve the ceding company of legal liability to policyholders, the ceding company is required to report reinsurance recoverables arising from these contracts separately as assets. The liabilities for the contracts are reported as contractholder funds or reserves for life-contingent contract benefits, depending on the characteristics of the contracts. Under the reinsurance agreements with ALIC, substantially all policyholder obligations are reinsured to ALIC.

     At December 31, 2001, Contractholder funds increased to $9.29 billion from $8.16 billion at December 31, 2000 as the result of additional deposits from fixed annuities and credited interest partially offset by surrenders and withdrawals. Reserves for life-contingent contract benefits increased $173.7 million to $724.0 million at December 31, 2001 resulting from increased sales of term products partially offset by benefits paid. Reinsurance recoverable from ALIC increased correspondingly by $1.20 billion due to the increase in policyholder obligations discussed above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

SEPARATE ACCOUNTS

     Separate Accounts assets and liabilities decreased 5.0% to $1.57 billion in 2001. The decreases were primarily attributable to unfavorable investment performance in the Separate Accounts' investment portfolios and surrenders, partially offset by sales of variable annuity contracts and transfers from the fixed account contract option to variable Separate Accounts funds.

     The assets and liabilities related to variable contracts are legally segregated and reflected as Separate Accounts. The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and therefore, are not included in the Company's Statements of Operations. Revenues to the Company from the Separate Accounts consist of contract maintenance and administration fees and mortality, surrender and expense charges and are ceded to ALIC.

     Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death or annuitization, variable annuity contractholders bear the investment risk that the Separate Accounts' funds may not meet their stated objectives.


MARKET RISK

     Market risk is the risk that the Company will incur losses due to adverse changes in equity prices or interest rates. The Company's primary market risk exposure is to changes in interest rates, although the Company also has certain exposures to changes in equity prices.

CORPORATE OVERSIGHT

     The Company administers and oversees investment risk management processes primarily through its Board of Directors and the Credit and Risk Management Committee ("CRMC"). The Board of Directors provides executive oversight of investment activities. The CRMC is a senior investment management committee consisting of the Chief Investment Officer, the Investment Risk Manager, and other investment officers who are responsible for the day-to-day management of investment risk. The CRMC meets at least monthly to provide detailed oversight of investment risk, including market risk.

     The Company has investment guidelines that define the overall framework for managing market and other investment risks, including the accountabilities and controls over these activities. In addition, the Company has a specific Board of Directors-approved investment policy delineating the investment limits and strategies that are appropriate for the Company's liquidity, surplus, product and regulatory requirements.

     The day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by the investment policy. The Company has implemented a comprehensive daily measurement process, administered by the Investment Risk Manager, for monitoring compliance to limits established by the investment policy.

INTEREST RATE RISK

     Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates, as the Company invests substantial funds in interest-sensitive assets.

     One of the measures used to quantify this exposure is duration. Duration measures the sensitivity of the fair value of assets to changes in interest rates. For example, if interest rates increase by 1%, the fair value of an asset with a duration of 5 is expected to decrease in value by approximately 5%. At December 31, 2001, the Company's asset duration was approximately 3.8 versus 3.9 at December 31, 2000.

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

     Based upon the information and assumptions the Company uses in its duration calculation and interest rates in effect at

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

December 31, 2001, management estimates that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of its assets identified above by approximately $7.1 million versus $6.6 million at December 31, 2000. The selection of a 100 basis point immediate parallel increase in interest rates should not be construed as a prediction by the Company's management of future market events, but rather, is intended to illustrate the potential impact of such an event.

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

EQUITY PRICE RISK

     Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular stock, stock fund or stock index.

     At December 31, 2001, the Company had Separate Account assets totaling $1.57 billion. This is a decrease from the $1.65 billion of Separate Accounts assets at December 31, 2000. The Company earns mortality and expense fees as a percentage of account values in the Separate Accounts. In the event of an immediate decline of 10% in the account values due to equity market declines, the Company would earn approximately $2.2 million less in annualized fee income which would be ceded to ALIC. This is an increase over the $2.1 million amount determined at December 31, 2000. The contractholder of a variable annuity product may elect to purchase a minimum death benefit guarantee or a minimum income benefit guarantee, generally at the time of purchase. Both guarantees may subject the Company to additional equity price risk, as the beneficiary or contractholder may receive their benefit for an amount greater than the fund balance under contractually defined circumstances and terms. The Company expects growth in its variable annuity products in the future, stemming from both new sales as well as market value appreciation, which will increase the Company's, as well as ALIC's, exposure to equity price risk.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES

     The company's capital resources consist of shareholder's equity. The following table summarizes the capital resources, at December 31:

(IN THOUSANDS)                              2001             2000            1999
                                            ----             ----            ----
Common stock and retained income        $  183,673       $  176,649      $  158,771
Accumulated other comprehensive
  income                                     4,930            2,112            (994)
                                           -------          -------         -------
    Total shareholder's equity          $  188,603       $  178,761      $  157,777
                                           =======          =======         =======

SHAREHOLDER'S EQUITY

     Shareholder's equity increased during 2001, as well as 2000, due to Net income and increased Unrealized net capital gains. In December 2000, the Company received a $10 million capital contribution from ALIC.

DEBT

     The Company had no outstanding debt at December 31, 2001 and 2000, respectively. The Company has entered in an intercompany loan agreement with the Corporation. The amount of funds available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. No amounts were outstanding for the Company under the intercompany loan agreement at December 31, 2001 and 2000, respectively. The Corporation uses commercial paper borrowings and bank lines of credit to fund intercompany borrowings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

FINANCIAL RATINGS AND STRENGTHS

     Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies and, generally, may be expected to have an effect on an insurance company's sales. On an ongoing basis, rating agencies review the financial performance and condition of insurers. A downgrade, while not expected, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company shares its financial strength ratings with its parent, ALIC, due to the 100% reinsurance agreements. The Company's current financial strength ratings are listed below:

     RATING AGENCY                        RATING              RATING STRUCTURE
     Moody's Investors Service, Inc.      Aa2                 Second highest of nine ratings
                                          ("Excellent")       categories and mid-range within the
                                                              category based on modifiers (e.g.,
                                                              Aa1, Aa2 and Aa3 are "Excellent")

     Standard & Poor's Ratings Services   AA+                 Second highest of nine ratings
                                          ("Very Strong")     categories and highest within the
                                                              category based on modifiers (e.g.,
                                                              AA+, AA and AA- are "Very Strong")

     A.M. Best Company, Inc.              A+                  Highest of nine ratings categories
                                          ("Superior")        and second highest within the
                                                              category based on modifiers (e.g.,
                                                              A++ and A+ are "Superior" while A
                                                              and A- are "Excellent")

     In February 2002, Standard & Poor's affirmed its December 31, 2001 ratings. Standard & Poor's revised its outlook for ALIC and its rated subsidiaries and affiliates to "negative" from "stable". This revision is part of an ongoing life insurance industry review recently initiated by Standard & Poor's. Moody's and A.M. Best reaffirmed its ratings and outlook for the Company and ALIC.

     The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The standard is based on a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. The RBC formula, which regulators use to assess the sufficiency of an insurer's capital, measures the risk characteristics of a company's assets, liabilities and certain off-balance sheet items. RBC is calculated by applying factors to various asset, premium and liability items. Within a given risk category, these factors are higher for those items with greater underlying risk and lower for items with lower underlying risk. At December 31, 2001, the Company's RBC was significantly above levels that would require regulatory actions.

     The NAIC has also developed a set of financial relationships or tests known as the Insurance Regulatory Information System to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or action insurance regulatory authorities. The NAIC analyzes data provided by insurance companies using prescribed financial data ratios each with defined "usual ranges." Generally, regulators will begin to monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. The Company is currently not under regulatory scrutiny based on these ratios.

LIQUIDITY

     The principal sources of funds for the Company are collection of principal and interest from the investment portfolio, capital contributions from ALIC and intercompany loans from the Corporation. The primary uses of these funds are to purchase investments, pay costs associated with the maintenance of the Company's investment portfolio, income taxes, dividends to ALIC, and the repayment of intercompany loans from the Corporation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

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

     The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The payment of shareholder dividends by the Company without the prior approval of the state insurance regulator is limited by Nebraska law to formula amounts based on statutory surplus and statutory net gain from operations, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that the Company can distribute during 2002 without prior approval of the Nebraska Department of Insurance is $18.3 million.

REGULATIONS AND LEGAL PROCEEDINGS

     The Company's business is subject to the effects of a changing social, economic and regulatory environment. State and federal regulatory initiatives have varied and have included employee benefit regulations, removal of barriers preventing banks from engaging in the securities and insurance businesses, tax law changes affecting the taxation of insurance companies, the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles and the overall expansion of regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

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

STATE INSURANCE REGULATION

     State insurance authorities have broad administrative powers with respect to all aspects of the life insurance business including:

-    Licensing to transact  business
-    Licensing agents
-    Admittance of assets to support statutory surplus
-    Approving policy forms
-    Regulating unfair trade and claims practices
-    Establishing reserve requirements and solvency standards
- Regulating the type, amounts and valuations of investments permitted and other matters

     State insurance laws require the Company to file financial statements with insurance departments in all states in which the Company does business. The operations of the Company and the accounts are subject to examination by those departments at any time. The Company prepares statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments.

     State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC.

MARKET CONDUCT REGULATION

     State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales practices and complaint handling. State regulatory authorities generally enforce these provisions through periodic market conduct examinations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

FEDERAL REGULATION AND SECURITIES OPERATIONS

     The Company's variable annuity and variable universal life insurance products generally are considered securities within the meaning of federal and state securities laws and are registered under the Securities Act of 1933 and are subject to regulation by the SEC, the National Association of Securities Dealers ("NASD") and state securities regulations. The Company's Separate Accounts are registered as investment companies under the Investment Company Act of 1940.

GUARANTY FUNDS

     Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. Amounts assessed to each company are typically related to its proportion of business written in a particular state. The Company's expenses related to these funds are immaterial and are ceded to ALIC under reinsurance agreements.

PENDING ACCOUNTING STANDARDS

     In December 2001, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 01-6, "Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others", which is effective for interim and annual financial statements issued for the fiscal year beginning after December 15, 2001. The SOP conforms accounting and financial reporting practices for certain lending and financing activities, eliminating various specialized accounting practices that developed from the issuance of AICPA finance company, bank, and credit union audit guides. The SOP also explicitly incorporates lending and financing activities of insurance companies within its scope. The Company's adoption of SOP 01-6 is not expected to have a material effect on the results of operations or financial position.


FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     This document contains "forward-looking statements" that anticipate results based on management's plans are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

     Forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "expects," "will," "anticipates," "estimates," "intends," "believes," "likely," and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results and reserves. Forward-looking statements are based on management's current expectations of future events. We cannot guarantee that any forward-looking statement will be accurate. However, we believe that our forward-looking statements are based on reasonable, current expectations and assumptions. We assume no obligation to update any forward-looking statements as a result of new information or future events or developments.

     If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. In addition to the normal risks of business, the Company is subject to significant risk factors, including those listed below which apply to it as an insurance business and a provider of other financial services.

- In December 2001, the NAIC announced that it reached an agreement regarding the wording of insurance policy exclusions for acts of terrorism for commercial lines. In January 2002, the NAIC issued the following statement, "It is the sense of NAIC membership that terrorism exclusions are generally not necessary in personal lines property and casualty products to maintain a competitive market, and they may violate state law. However we recognize that state laws vary in their authority and discretion. Further, there may be unique company circumstances that need to be considered in individual cases. We expect these cases to be limited." In addition, several states have announced that they will not approve terrorism exclusions for personal and/or commercial lines of property and casualty insurance. Currently, the Corporation is examining the potential exposure in any of its insurance operations from acts of terrorism. The Corporation is also examining how best to address this exposure, if any, considering the interests of policyholders, shareholders, the lending community, regulators and others. The Company generally does not have exclusions for terrorist events included in its life insurance policies. In the event that a terrorist act occurs, the Company may be adversely impacted, depending on the nature of the event. With respect to the Company's investment portfolio, in the event that commercial insurance coverage for terrorism becomes unavailable or very expensive, there could be significant adverse impacts on some portion of the Company's portfolio, particularly in sectors such as airlines and real estate. For example, certain debt obligations might be adversely affected due to the inability to obtain coverage to restore the related real estate or other property, thereby creating the potential for increased default risk.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

- Changes in market interest rates can have adverse effects on the Company's investment portfolio and investment income. Increases in market interest rates have an adverse impact on the value of the investment portfolio by decreasing unrealized capital gains on fixed income securities. In addition, increases in market interest rates as compared to rates offered on some of the Company's products could make those products less attractive and lead to lower sales and/or increase the level of surrenders on these products. Declining market interest rates could have an adverse impact on the Company's investment income as the Company reinvests proceeds from positive cash flows from operations and proceeds from maturing and called investments into new investments that could be yielding less than the portfolio's average rate.

- The impact of decreasing Separate Accounts balances as a result of volatile market conditions could cause contract charges realized by the Company, as well as ALIC, to decrease and increase the exposure to guaranteed minimum income and death benefits.

- In order to manage interest rate risk, from time to time the Company adjusts the effective duration of assets in the investment portfolio. Those adjustments may have an impact on the value of the investment portfolio and on investment income.

- The Company amortizes DAC related to contractholder funds in proportion to gross profits over the estimated lives of the contract periods. Periodically, the Company updates the assumptions underlying the gross profits, which include estimated future fees, investment margins and expense margins, in order to reflect actual experience. Updates to these assumptions result in adjustments to the cumulative amortization of DAC. These adjustments may have a material effect on results of operations. DAC and any related adjustments are ceded to ALIC.

- It is possible that the assumptions and projections used by the Company in establishing prices for the guaranteed minimum death benefits and guaranteed minimum income benefits on variable annuities, particularly assumptions and projections about investment performance, do not accurately anticipate the level of costs the Company will ultimately incur and cede to ALIC in providing those benefits.

- Management believes the reserves for life-contingent contract benefits are adequate to cover ultimate policy benefits, despite the underlying risks and uncertainties associated with their determination when payments will not occur until well into the future. Reserves are based in many assumptions and estimates, including estimated premiums received over the assumed life of the policy, the timing of the event covered by the insurance policy, the amount of benefits on claims to be paid and the investment returns on the assets purchased with the premium received. The Company periodically reviews and revises its estimates. If future experience differs from assumptions, it may have a material impact on results of operations ceded to ALIC.

- Under current U.S. tax law and regulations, deferred and immediate annuities and life insurance, including interest-sensitive products, receive favorable policyholder tax treatment. Any legislative or regulatory changes that adversely alter this treatment are likely to negatively affect the demand for these products. In addition, recent changes in the federal estate tax laws will affect the demand for the types of life insurance used in estate planning.

- The Company distributes its products under agreements with other members of the financial services industry that are not affiliated with the Company. Termination of one or more of these agreements due to, for example, changes in control of any of these entities, could have a detrimental effect on the Company's sales. This risk may be exacerbated by the enactment of the Gramm-Leach-Bliley Act of 1999, which eliminated many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

- The Corporation's liquidity could be significantly constrained by a catastrophe which results in extraordinary losses, a downgrade of the Corporation's current long-term debt rating of A1 and A+ (from Moody's and Standard & Poor's, respectively) to non-investment grade status of below Baa3/BBB-, a downgrade in AIC's financial strength rating from Aa2, AA and A+ (from Moody's Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/B, or a downgrade in ALIC's or the Company's financial strength rating from Aa2, AA+ and A+ (from Moody's Standard & Poor's and A.M. Best, respectively) to below Aa3/AA-/A-. In the event of a downgrade of the Corporation's ratings, ALIC and its rated subsidiaries would also experience a similar downgrade.

- In the wake of the September 11 attack on the World Trade Center in New York City and the Pentagon in Washington D.C. and the plane crash in Pennsylvania, the resulting disruption in the financial markets revealed weaknesses in the physical and operational infrastructure that underlies the U.S. and worldwide financial systems. Those weaknesses did not impair the Company's liquidity in the wake of the September 11. However, if an event of similar or greater magnitude occurs in the future and if the weaknesses in the physical and operational infrastructure of the U.S. and worldwide financial systems are not remedied, the Company could encounter significant difficulties in transferring funds, buying and selling securities and engaging in other financial transactions that support its liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

- Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies and, generally, may be expected to have an effect on an insurance company's sales. On an ongoing basis, rating agencies review the financial performance and condition of insurers. A downgrade of either the Company or ALIC, while not expected, could have a material adverse effect on the Company's business, including the competitiveness of the Company's product offerings, its ability to market products, and its financial condition and results of operations.

- State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures require the Company to maintain financial strength ratings. These restrictions affect the Company's ability to pay shareholder dividends to ALIC and to use its capital in other ways.

- Following enactment of the Gramm-Leach-Bliley Act of 1999, federal legislation that allows mergers that combine commercial banks, insurers and securities firms, state insurance regulators have been collectively participating in a reexamination of the regulatory framework that currently governs the United States insurance business in an effort to determine the proper role of state insurance regulation in the U. S. financial services industry. We cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what affect any such measures would have on the Company.

- The Gramm-Leach-Bliley Act of 1999 permits mergers that combine commercial banks, insurers and securities firms under one holding company. Until passage of the Gramm-Leach-Bliley Act, the Glass Steagall Act of 1933 had limited the ability of banks to engage in securities-related businesses and the Bank Holding Company Act of 1956 had restricted banks from being affiliated with insurers. With the passage of the Gramm-Leach-Bliley Act, bank holding companies may acquire insurers and insurance holding companies may acquire banks. In addition, grand-fathered unitary thrift holding companies, including the Allstate Corporation, may engage in activities that are not financial in nature. The ability of banks to affiliate with insurers may materially adversely affect all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors.

- In some states, mutual insurance companies can convert to a hybrid structure known as a mutual holding company. This process converts insurance companies owned by their policyholders to become stock insurance companies owned (through one or more intermediate holding companies) partially by their policyholders and partially by stockholders. Also some states permit the conversion of mutual insurance companies into stock insurance companies (demutualization). The ability of mutual insurance companies to convert to mutual holding companies or to demutualize may materially adversely affect all of our product lines by substantially increasing competition for capital in the financial services industry.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The pertinent provisions of Management's Discussion and Analysis of Financial Condition and Results of Operations are herein incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements filed with this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No disclosure required by this Item.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents Filed as Part of This Report

     1. Financial Statements. The Registrant's financial statements, for the years ended December 31, 2001, 2000 and 1999, together with the Report of Independent Accountants are set forth on pages F-1 to F-14 of this report.

     2. Financial Statement Schedules. The following are included in Part IV of this report:

     Schedule IV - Reinsurance page F-15

     All other schedules have been omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

3. Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed under the caption "Exhibits" in Item 14(c).

     (b) Reports On Form 8-K

     No reports on Form 8-K were filed for the quarter ended December 31, 2001.

     (c) Exhibits

     ------------------------------------------------------------------------------
     EXHIBIT NO.    DESCRIPTION
     ------------------------------------------------------------------------------
     ------------------------------------------------------------------------------
     3(i)           Amended and Restated Articles of Incorporation of Lincoln
                    Benefit Life Company dated September 29, 2000.
     ------------------------------------------------------------------------------
     ------------------------------------------------------------------------------
     3(ii)          Amended and Restated By-Laws of Lincoln Benefit Life Company
                    dated July 23, 1997. Incorporated herein by reference to
                    Exhibit 6(b) to Registration Statement No. 333-47717 filed
                    March 11, 1998.
     ------------------------------------------------------------------------------
     ------------------------------------------------------------------------------
     10.1           Service and Expense Agreement among Allstate Insurance
                    Company and The Allstate Corporation and Certain Insurance
                    Subsidiaries. Incorporated herein by reference to Exhibit
                    10.2 to Northbrook Life Insurance Company's Annual Report
                    on Form 10-K for 2001.
     ------------------------------------------------------------------------------
     ------------------------------------------------------------------------------
      10.2          Investment Management Agreement and Amendment to Certain
                    Service and Expense Agreements Among Allstate Investments,
                    LLC and Allstate Insurance Company and The Allstate
                    Corporation and Certain Affiliates effective as of January
                    1, 2002. Incorporated herein by reference to Exhibit
                    10.3 to Northbrook Life Insurance Company's Annual Report
                    on Form 10-K for 2001.
     ------------------------------------------------------------------------------
     ------------------------------------------------------------------------------
      23            Independent Auditor's Consent
     ------------------------------------------------------------------------------

     SIGNATURE

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              LINCOLN BENEFIT LIFE COMPANY (REGISTRANT)

March 28, 2002                By: /s/ Thomas J. Wilson, II       .
                                  --------------------------------
                              CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER
                                                AND DIRECTOR


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

    SIGNATURE                        TITLE                             DATE
    ---------                        -----                             ----
    /s/ Thomas J. Wilson, II         Chairman of the Board and
    ------------------------         Chief Executive Officer and
    Thomas J. Wilson, II             Director
                                     (Principal Executive Officer)

    /s/ Samuel H. Pilch              Controller
    -------------------              (Principal Accounting Officer)
    Samuel H. Pilch

    /s/ Lawrence W. Dahl             Executive Vice President, and
    --------------------             Director
    Lawrence W. Dahl

    /s/ Margaret G. Dyer             Director
    --------------------
    Margaret G. Dyer

    /s/ Marla G. Friedman            Director
    ---------------------
    Marla G. Friedman

    /s/ Douglass F. Gaer             Vice President, Secretary,
    --------------------             General Counsel and Director
    Douglass F. Gaer

    /s/ John C. Lounds               Director
    ------------------
    John C. Lounds

    /s/ J. Kevin McCarthy            Director
    ---------------------
    J. Kevin McCarthy

    /s/ Steven E. Shebik             Director
    --------------------
    Steven E. Shebik

    /s/ Michael J. Velotta           Director
    ----------------------
    Michael J. Velotta

                              FINANCIAL STATEMENTS

                                      INDEX


                                                                           PAGE
                                                                           ----
Independent Auditors' Report                                                F-1

Financial Statements:

  Statements of Operations and Comprehensive Income for the Years Ended
    December 31, 2001, 2000 and 1999                                        F-2

  Statements of Financial Position
    December 31, 2001 and 2000                                              F-3

  Statements of Shareholder's Equity for the Years Ended
    December 31, 2001, 2000 and 1999                                        F-4

  Statements of Cash Flows for the Years Ended
    December 31, 2001, 2000 and 1999.                                       F-5

  Notes to Financial Statements                                             F-6

  Schedule IV- Reinsurance for the Years Ended
    December 31, 2001, 2000 and 1999                                       F-15

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder of Lincoln Benefit Life Company:

--------------------------------------------------------------------------------

We have audited the accompanying Statements of Financial Position of Lincoln Benefit Life Company (the "Company", an affiliate of The Allstate Corporation) as of December 31, 2001 and 2000, and the related Statements of Operations and Comprehensive Income, Shareholder's Equity and Cash Flows for each of the three years in the period ended December 31, 2001. Our audits also included Schedule IV--Reinsurance. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Schedule IV--Reinsurance, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 20, 2002

                          LINCOLN BENEFIT LIFE COMPANY

               STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
REVENUES
  Net investment income.....................................  $12,144    $12,214    $10,740
  Realized capital gains and losses.........................   (1,352)       (95)      (913)
  Other expense.............................................       --        (20)    (2,301)
                                                              -------    -------    -------
INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE............   10,792     12,099      7,526
Income Tax Expense..........................................    3,768      4,221      2,560
                                                              -------    -------    -------
NET INCOME..................................................    7,024      7,878      4,966
                                                              -------    -------    -------
OTHER COMPREHENSIVE INCOME (LOSS), AFTER-TAX
  Change in unrealized net capital gains and losses.........    2,818      3,106     (6,900)
                                                              -------    -------    -------
COMPREHENSIVE INCOME (LOSS).................................  $ 9,842    $10,984    $(1,934)
                                                              =======    =======    =======

                       See notes to financial statements.

                          LINCOLN BENEFIT LIFE COMPANY

                        STATEMENTS OF FINANCIAL POSITION

                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                   2001             2000
                                                              --------------   --------------
                                                              (IN THOUSANDS, EXCEPT PAR VALUE
                                                                           DATA)
ASSETS
Investments
  Fixed income securities, at fair value (amortized cost
   $179,124 and $166,893)...................................   $   186,709      $   170,142
  Short-term................................................         6,856           11,243
                                                               -----------      -----------
  Total investments.........................................       193,565          181,385
Cash........................................................        43,796               76
Reinsurance recoverable from Allstate Life Insurance
  Company, net..............................................     9,564,440        8,366,927
Reinsurance recoverable from non-affiliates, net............       458,563          353,789
Receivable from affiliate, net..............................        17,027               --
Other assets................................................         2,924            2,393
Separate Accounts...........................................     1,565,708        1,648,691
                                                               -----------      -----------
      TOTAL ASSETS..........................................   $11,846,023      $10,553,261
                                                               ===========      ===========
LIABILITIES
Contractholder funds........................................   $ 9,287,599      $ 8,157,502
Reserve for life-contingent contract benefits...............       724,044          550,334
Current income taxes payable................................         3,645            2,785
Deferred income taxes.......................................         6,187            4,607
Payable to affiliates, net..................................            --            9,210
Other liabilities and accrued expenses......................        70,237            1,371
Separate Accounts...........................................     1,565,708        1,648,691
                                                               -----------      -----------
      TOTAL LIABILITIES.....................................    11,657,420       10,374,500
                                                               -----------      -----------
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 8)

SHAREHOLDER'S EQUITY
Common stock, $100 par value, 30,000 shares authorized,
  25,000 shares issued and outstanding......................         2,500            2,500
Additional capital paid-in..................................       126,750          126,750
Retained income.............................................        54,423           47,399
Accumulated other comprehensive income:
  Unrealized net capital gains and losses...................         4,930            2,112
                                                               -----------      -----------
      Total accumulated other comprehensive income..........         4,930            2,112
                                                               -----------      -----------
      TOTAL SHAREHOLDER'S EQUITY............................       188,603          178,761
                                                               -----------      -----------
      TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY............   $11,846,023      $10,553,261
                                                               ===========      ===========

                       See notes to financial statements.

                          LINCOLN BENEFIT LIFE COMPANY

                       STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
COMMON STOCK................................................  $  2,500   $  2,500   $  2,500
                                                              --------   --------   --------
ADDITIONAL CAPITAL PAID-IN
Balance, beginning of year..................................   126,750    116,750    116,750
Capital contribution........................................        --     10,000         --
                                                              --------   --------   --------
Balance, end of year........................................   126,750    126,750    116,750
                                                              --------   --------   --------
RETAINED INCOME
Balance, beginning of year..................................    47,399     39,521     34,555
Net income..................................................     7,024      7,878      4,966
                                                              --------   --------   --------
Balance, end of year........................................    54,423     47,399     39,521
                                                              --------   --------   --------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year..................................     2,112       (994)     5,906
Change in unrealized net capital gains and losses...........     2,818      3,106     (6,900)
                                                              --------   --------   --------
Balance, end of year........................................     4,930      2,112       (994)
                                                              --------   --------   --------
    TOTAL SHAREHOLDER'S EQUITY..............................  $188,603   $178,761   $157,777
                                                              ========   ========   ========

                       See notes to financial statements.

                          LINCOLN BENEFIT LIFE COMPANY

                            STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $  7,024   $  7,878   $  4,966
Adjustments to reconcile net income to net cash provided by
 operating activities
    Depreciation, amortization and other non-cash items.....      (531)      (868)    (5,313)
    Realized capital gains and losses.......................     1,352         95        913
    Changes in:
      Life-contingent contract benefits and contractholder
       funds, net of reinsurance recoverables...............     1,520     (1,342)    (4,868)
      Income taxes payable..................................       922      1,570     (1,266)
      Receivable/payable to affiliates, net.................   (26,237)    (3,440)     2,130
      Other operating assets and liabilities................    68,347      1,897      9,156
                                                              --------   --------   --------
    Net cash provided by operating activities...............    52,487      5,790      5,718
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
  Proceeds from sales.......................................    10,922     15,856     17,760
  Investment collections....................................    15,346      7,430     13,580
  Investments purchases.....................................   (39,422)   (30,979)   (39,723)
  Change in short-term investments, net.....................     4,387     (9,003)     2,068
                                                              --------   --------   --------
    Net cash used in investing activities...................    (8,767)   (16,696)    (6,315)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution........................................        --     10,000         --
                                                              --------   --------   --------
    Net cash provided by financing activities...............        --     10,000         --
                                                              --------   --------   --------

NET INCREASE (DECREASE) IN CASH.............................    43,720       (906)      (597)
CASH AT BEGINNING OF YEAR...................................        76        982      1,579
                                                              --------   --------   --------
CASH AT END OF YEAR.........................................  $ 43,796   $     76   $    982
                                                              ========   ========   ========

                       See notes to financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                         NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------

1.  GENERAL

BASIS OF PRESENTATION
The accompanying financial statements include the accounts of Lincoln Benefit Life Company ("Lincoln Benefit" or the "Company"), a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"). These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP").

On January 25, 2000, the Company paid a dividend of all common shares of AFD, Inc. ("AFDI") stock, a registered broker-dealer, to ALIC. Prior to the dividend, AFDI had been consolidated in the Company's financial statements and related disclosures. In conjunction with the dividend, the Company has restated its prior year financial results to exclude AFDI.

To conform with the 2001 presentation, certain amounts in the prior years' financial statements and notes have been reclassified.

NATURE OF OPERATIONS
Lincoln Benefit, a single segment entity, markets a diversified group of products to meet consumers' lifetime needs in the areas of protection and retirement solutions through independent insurance agents and broker/dealers, including master brokerage agencies. Products distributed through independent insurance agents include term life insurance; permanent life insurance such as whole life, universal life, variable universal life and single premium life; fixed annuities, including equity-indexed annuities; immediate annuities; variable annuities and long-term care products. Variable annuities and variable universal life products are also distributed through independent broker/dealers. ALFS, Inc. ("ALFS") is the principal underwriter for certain Lincoln Benefit products, such as variable universal life, variable annuities and market value adjusted annuities. ALFS is a wholly owned subsidiary of ALIC and is a registered broker/dealer under the Securities and Exchange Act of 1934.

In 2001, annuity deposits represented 74.4% of the Company's total statutory premiums and deposits. Statutory premiums and deposits is a measure used by management to analyze sales trends. Statutory premiums and deposits includes premiums and annuity considerations determined in conformity with statutory accounting practices prescribed or permitted by the insurance regulatory authorities of the state of Nebraska, and all other funds received from customers on deposit-type products which are treated as liabilities. The statutory accounting practices differ in certain, material aspects from GAAP.

Annuity contracts and life insurance policies issued by the Company are subject to discretionary surrender or withdrawal by customers, subject to applicable surrender charges. These policies and contracts are reinsured with ALIC (see
Note 3), which invests premiums and deposits to provide cash flows that will be used to fund future benefits and expenses.

The Company monitors economic and regulatory developments that have the potential to impact its business. Federal legislation has allowed for banks and other financial organizations to have greater participation in the securities and insurance businesses. This legislation presents an increased level of competition for sales of the Company's products. Furthermore, under current U.S. tax laws and regulations, deferred and immediate annuities and life insurance, including interest-sensitive products, receive favorable policyholder tax treatment. Any legislative or regulatory changes that adversely alter this treatment are likely to negatively affect the demand for these products. In addition, recent changes in federal estate tax laws will affect the demand for the types of life insurance used in estate planning.

Additionally, traditional demutualizations of mutual insurance companies and enacted and pending state legislation to permit mutual insurance companies to convert to a hybrid structure known as a mutual holding company could have a number of significant effects on the Company by: 1) increasing industry competition through consolidation caused by mergers and acquisitions related to the new corporate form of business; and 2) increasing competition in the capital markets.

The Company is authorized to sell life and annuity products in all states except New York, as well as in the District of Columbia, Guam and the U.S. Virgin Islands. The top geographic locations for statutory premiums and deposits for the Company were California, Illinois, Pennsylvania, Wisconsin and Florida for the year ended December 31, 2001. No other jurisdiction accounted for more than 5% of statutory premiums and deposits. All premiums and deposits are ceded under reinsurance agreements.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS
Fixed income securities include bonds and mortgage-backed securities. All fixed income securities are carried at fair value and may be sold prior to their contractual maturity ("available for sale"). The fair value of exchange traded fixed income securities is based upon quoted market prices

                          LINCOLN BENEFIT LIFE COMPANY
                         NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------

or dealer quotes. The fair value of non-exchange traded fixed income securities is based on either independent third party sources or widely accepted pricing valuation models which utilize internally developed ratings and independent third party data as inputs. The difference between amortized cost and fair value, net of deferred income taxes, is reflected as a component of Accumulated other comprehensive income. Short-term investments are carried at cost or amortized cost, which approximates fair value.

Investment income consists primarily of interest. Interest is recognized on an accrual basis. Interest income on mortgage-backed securities is determined on the effective yield method, based on the estimated principal repayments. Accrual of income is suspended for fixed income securities that are in default or when the receipt of interest payments is in doubt.

Realized capital gains and losses are determined on a specific identification basis. They include gains and losses on portfolio trading and write-downs in value due to other than temporary declines in fair value.

The Company monitors its fixed income portfolios for ratings changes or other events that may result in declines in value that are other than temporary. Factors considered in evaluating whether a decline in fair value is other than temporary are: 1) the Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the duration for and extent to which the fair value has been less than cost; and
3) the financial condition and near-term prospects of the issuer.

REINSURANCE RECOVERABLE
The Company has reinsurance agreements whereby certain premiums, contract charges, credited interest, policy benefits and certain expenses are ceded to ALIC (see Notes 3 and 7). The Company also has reinsurance agreements, whereas, the Company cedes 90%, 80% or 60% of the mortality risk on certain term life policies, depending upon the issue year and product, to a pool of eleven non-affiliated reinsurers. Beginning in 1998, the Company cedes mortality risk on new business in excess of $2 million per life for individual coverage. For business sold prior to 1998, the Company ceded mortality risk in excess of $350 thousand per life for individual coverage.

Such amounts are reflected net of such reinsurance in the statements of operations and comprehensive income. Reinsurance recoverable and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the statements of financial position. Reinsurance does not extinguish the Company's primary liability under the policies written.

Investment income earned on the assets which support contractholder funds and the reserve for life-contingent contract benefits is not included in the Company's financial statements as those assets are owned and managed by ALIC under terms of reinsurance agreements.

RECOGNITION OF INSURANCE REVENUE AND RELATED BENEFITS AND INTEREST CREDITED Traditional life insurance products consist principally of products with fixed and guaranteed premiums and benefits, primarily term and whole life insurance products. Premiums from these products are recognized as revenue when due. Benefits are recognized in relation to such revenue so as to result in the recognition of profits over the life of the policy and are reflected in contract benefits.

Immediate annuities with life contingencies, including certain structured settlement annuities, provide insurance protection over a period that extends beyond the period in which premiums are collected. Gross premiums in excess of the net premium on immediate annuities with life contingencies are deferred and recognized over the contract period. Contract benefits are recognized in relation to such revenues so as to result in the recognition of profits over the life of the policy.

Interest-sensitive life contracts, such as universal life and single premium life, are insurance contracts whose terms are not fixed and guaranteed. The terms that may be changed include premiums paid by the contractholder, interest credited to the contractholder account balance and one or more amounts assessed against the contractholder. Premiums from these contracts are reported as deposits to contractholder funds. Contract charges consist of fees assessed against the contractholder account balance for the cost of insurance (mortality risk), contract administration and surrender charges. These revenues are recognized when levied against the account balance. Contract benefits include life-contingent benefit payments in excess of the reserves held.

Contracts that do not subject the Company to significant risk arising from mortality or morbidity are referred to as investment contracts. Fixed annuities, market value adjusted annuities, equity-indexed annuities, and immediate annuities without life contingencies are considered investment contracts. Deposits received for such contracts are reported as deposits to contractholder funds. Contract charges for investment contracts consist of fees assessed against the contractholder account balance for contract administration and surrenders. These revenues are recognized when levied against the contractholder account balance.

Interest credited to contractholders' funds represents contractual interest accrued or paid for interest-sensitive life contracts and investment contracts. Crediting rates for fixed

                          LINCOLN BENEFIT LIFE COMPANY
                         NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------

annuities and interest sensitive life contracts are adjusted periodically by the Company to reflect current market conditions. Crediting rates for indexed annuities and indexed life products are based on an interest rate index, such as LIBOR or an equity index, such as the S&P 500.

Separate Accounts products include variable annuity and variable universal life. The assets supporting these products are legally segregated and available only to settle Separate Accounts contract obligations. Deposits received are reported as Separate Accounts liabilities. Contract charges for these contracts consist of fees assessed against the Separate Accounts fund balances for contract maintenance, administration, mortality, expense and surrenders. Contract benefits incurred for Separate Accounts include, for example, guaranteed minimum death benefits paid in variable annuity contracts.

All premiums, contract charges, contract benefits and interest credited are reinsured.

INCOME TAXES
The income tax provision is calculated under the liability method and presented net of reinsurance. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are unrealized capital gains and losses on fixed income securities carried at fair value and differences in the tax bases of investments.

SEPARATE ACCOUNTS
The Company issues variable annuities and variable universal life contracts, the assets and liabilities of which are legally segregated and reflected as Separate Accounts. The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and therefore, are not included in the Company's statements of operations. Revenues to the Company from the Separate Accounts consist of contract maintenance and administration fees and mortality, surrender and expense charges and are ceded to ALIC.

Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death or annuitization, contractholders bear the investment risk that the Separate Accounts' funds may not meet their stated objectives.

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS
The reserve for life-contingent contract benefits, which relates to traditional life insurance and immediate annuities with life contingencies, is computed on the basis of assumptions as to future investment yields, mortality, terminations and expenses. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. Detailed reserve assumptions and reserve interest rates are outlined in Note 6.

CONTRACTHOLDER FUNDS
Contractholder funds arise from the issuance of interest-sensitive life policies and investment contracts. Deposits received are recorded as interest-bearing liabilities. Contractholder funds are equal to deposits received and interest credited to the benefit of the contractholder less surrenders and withdrawals, mortality charges and administrative expenses. Detailed information on crediting rates and surrender and withdrawal protection on contractholder funds are outlined in Note 6.

USE OF ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PENDING ACCOUNTING STANDARDS
In December 2001, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 01-6, "Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others", which is effective for interim and annual financial statements issued for the fiscal year beginning after December 15, 2001. The SOP conforms accounting and financial reporting practices for certain lending and financing activities, eliminating various specialized accounting practices that developed from the issuance of AICPA finance company, bank, and credit union audit guides. The SOP also explicitly incorporates lending and financing activities of insurance companies within its scope. The Company's adoption of SOP 01-6 is not expected to have a material effect on the results of operations or financial position.

3.  RELATED PARTY TRANSACTIONS

REINSURANCE
The Company has reinsurance agreements whereby certain premiums, contract charges, interest credited to contractholders' funds, contract benefits and expenses are ceded to ALIC, and reflected net of such reinsurance in the statements of operations and comprehensive income. Reinsurance recoverable and the related reserve for life-contingent contract benefits and contractholder funds are reported

                          LINCOLN BENEFIT LIFE COMPANY
                         NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------

separately in the statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

Investment income earned on the assets which support contractholder funds and the reserve for life-contingent contract benefits is not included in the Company's financial statements as those assets are owned and managed under terms of the reinsurance agreements. See Note 7 for more information.

BUSINESS OPERATIONS
The Company utilizes services provided by AIC and ALIC and business facilities owned or leased, and operated by AIC in conducting its business activities. The Company reimburses AIC and ALIC for the operating expenses incurred on behalf of the Company. The Company is charged for the cost of these operating expenses based on the level of services provided. Operating expenses, including compensation and retirement and other benefit programs, allocated to the Company were $70.0 million, $35.1 million and $26.4 million in 2001, 2000 and 1999, respectively. Of these costs, the Company retains investment related expenses. All other costs are ceded to ALIC under reinsurance agreements.
INCOME TAXES
The Company is a party to a federal income tax allocation agreement with the Corporation (Note 9).

DEBT
The Company has entered into an intercompany loan agreement with the Corporation. The amount of funds available to the Company at a given point in time is dependent upon the debt position of the Corporation. No amounts were outstanding for the Company under the intercompany loan agreement at December 31, 2001 and 2000, respectively.

4.  INVESTMENTS
FAIR VALUES
The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:

                                        GROSS
         AT                           UNREALIZED
    DECEMBER 31,       AMORTIZED   ----------------     FAIR
        2001             COST      GAINS    LOSSES     VALUE
        ----           ---------   ------   -------   --------
(IN THOUSANDS)
U.S. government and
  agencies             $ 39,710    $1,971   $  (15)   $ 41,666
Corporate                97,517    4,263      (450)    101,330
Municipal                 1,000       --        (3)        997
Mortgage-backed
  securities             39,389    1,731        (4)     41,116
Foreign government        1,508       92        --       1,600
                       --------    ------   -------   --------
  Total fixed income
   securities          $179,124    $8,057   $ (472)   $186,709
                       ========    ======   =======   ========
At December 31, 2000
U.S. government and
  agencies             $ 18,191    $2,072   $   --    $ 20,263
Corporate               103,414    1,531    (1,966)    102,979
Municipal                 1,000       --       (38)        962
Mortgage-backed
  securities             40,774    1,593       (43)     42,324
Foreign government        3,514      100        --       3,614
                       --------    ------   -------   --------
  Total fixed income
   securities          $166,893    $5,296   $(2,047)  $170,142
                       ========    ======   =======   ========

SCHEDULED MATURITIES
The scheduled maturities for fixed income securities are as follows at December 31, 2001:

                                       AMORTIZED     FAIR
                                         COST       VALUE
(IN THOUSANDS)                         ---------   --------
Due in one year or less                $  5,417    $  5,516
Due after one year through five years    74,168      77,726
Due after five years through ten
 years                                   46,846      47,436
Due after ten years                      13,304      14,915
                                       --------    --------
                                        139,735     145,593
Mortgage-backed securities               39,389      41,116
                                       --------    --------
  Total                                $179,124    $186,709
                                       ========    ========

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

NET INVESTMENT INCOME

     YEAR ENDED DECEMBER 31,        2001      2000      1999
     -----------------------       -------   -------   -------
(IN THOUSANDS)
Fixed income securities            $11,959   $11,517   $10,380
Short-term investments                 598       830       577
                                   -------   -------   -------
  Investment income, before
   expense                          12,557    12,347    10,957
  Investment expense                   413       133       217
                                   -------   -------   -------
  Net investment income            $12,144   $12,214   $10,740
                                   =======   =======   =======

                          LINCOLN BENEFIT LIFE COMPANY
                         NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------

REALIZED CAPITAL GAINS AND LOSSES, AFTER TAX

      YEAR ENDED DECEMBER 31,         2001     2000   1999
      -----------------------        -------   ----   -----
(IN THOUSANDS)
Fixed income securities              $(1,352)  $(95)  $(913)
Income taxes                             473    33      320
                                     -------   ----   -----
Realized capital gains and losses,
  after tax                          $  (879)  $(62)  $(593)
                                     =======   ====   =====

Excluding calls and prepayments, gross gains of $123 thousand, $0 thousand and $1 thousand were realized during 2001, 2000 and 1999, respectively, and gross losses of $1.5 million, $95 thousand and $914 thousand were realized on sales of fixed income securities during 2001, 2000 and 1999, respectively.

UNREALIZED NET CAPITAL GAINS AND LOSSES
Unrealized net capital gains and losses on fixed income securities included in shareholder's equity at December 31, 2001 are as follows:

                                                   GROSS
                                                UNREALIZED
                       AMORTIZED     FAIR     ---------------   UNREALIZED
                         COST       VALUE     GAINS    LOSSES   NET GAINS
(IN THOUSANDS)         ---------   --------   ------   ------   ----------
Fixed income
 securities            $179,124    $186,709   $8,057   $(472)    $ 7,585
                       ========    ========   ======   =====
Deferred income taxes                                             (2,655)
                                                                 -------
Unrealized net
 capital gains and
 losses                                                          $ 4,930
                                                                 =======

CHANGE IN UNREALIZED NET CAPITAL GAINS AND LOSSES

     YEAR ENDED DECEMBER 31,         2001      2000       1999
     -----------------------        -------   -------   --------
(IN THOUSANDS)
Fixed income securities             $ 4,336   $ 4,778   $(10,615)
Deferred income taxes                (1,518)   (1,672)     3,715
                                    -------   -------   --------
Increase (decrease) in unrealized
 net capital gains and losses       $ 2,818   $ 3,106   $ (6,900)
                                    =======   =======   ========

SECURITIES ON DEPOSIT
At December 31, 2001, fixed income securities with a carrying value of $8.9 million were on deposit with regulatory authorities as required by law.

5.  FINANCIAL INSTRUMENTS
In the normal course of business, the Company invests in various financial assets and incurs various financial liabilities. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since a number of the Company's significant assets (including reinsurance recoverable and deferred income taxes) and liabilities (including interest-sensitive life insurance reserves and deferred income taxes) are not considered financial instruments and are not carried at fair value. Other assets and liabilities considered financial instruments, such as accrued investment income and cash, are generally of a short-term nature. Their carrying values are deemed to approximate fair value.

FINANCIAL ASSETS
The carrying value and fair value of financial assets at December 31, are as follows:

                                2001                      2000
                       -----------------------   -----------------------
                        CARRYING       FAIR       CARRYING       FAIR
                         VALUE        VALUE        VALUE        VALUE
(IN THOUSANDS)         ----------   ----------   ----------   ----------
Fixed income           $ 186,709    $  186,709   $ 170,142    $  170,142
 securities
Short-term investments     6,856         6,856      11,243        11,243
Separate Accounts      1,565,708     1,565,708   1,648,691     1,648,691

Fair values of exchange traded fixed income securities are based upon quoted market prices or dealer quotes. The fair value of non-exchange traded fixed income securities is based on either independent third party sources or widely accepted pricing valuation models which utilize internally developed ratings and independent third party data as inputs. Short-term investments are highly liquid investments with maturities of less than one year whose carrying value are deemed to approximate fair value. Separate Accounts assets are carried in the statements of financial position at fair value based on quoted market prices.

FINANCIAL LIABILITIES
The carrying value and fair value of financial liabilities at December 31, are as follows:

                                2001                      2000
                       -----------------------   -----------------------
                        CARRYING       FAIR       CARRYING       FAIR
                         VALUE        VALUE        VALUE        VALUE
(IN THOUSANDS)         ----------   ----------   ----------   ----------
Contractholder funds
 on investment
 contracts             $7,407,377   $7,446,451   $6,401,863   $6,186,479
Separate Accounts      1,565,708     1,565,708   1,648,691     1,648,691

Contractholder funds include interest-sensitive life insurance contracts and investment contracts. Interest-sensitive life insurance contracts and certain other contractholder liabilities are not considered to be financial instruments subject to fair value disclosure requirements. The fair value of investment contracts is based on the terms of the underlying contracts. Fixed annuities and immediate annuities without life contingencies are valued at the account balance less surrender charges. Market value adjusted annuities' fair value is estimated to be the market adjusted surrender value.

                          LINCOLN BENEFIT LIFE COMPANY
                         NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------

Equity indexed deferred annuity contracts' fair value approximates carrying value since the embedded equity options are carried at market value in the financial statements. Separate Accounts liabilities are carried at the fair value of the underlying assets.

6.  RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS AND CONTRACTHOLDER FUNDS
At December 31, the Reserve for life-contingent contract benefits consists of the following:

                                             2001       2000
(IN THOUSANDS)                             --------   --------
Immediate annuities:
  Structured settlement annuities          $162,412   $ 73,719
  Other immediate annuities                  35,757     36,884
Traditional life                            503,992    406,260
Other                                        21,883     33,471
                                           --------   --------
  Total Reserve for life-contingent
   contract benefits                       $724,044   $550,334
                                           ========   ========

The assumptions for mortality generally utilized in calculating reserves include the U.S. population with projected calendar year improvements and age setbacks for impaired lives for structured settlement annuities; the 1983 group annuity mortality table for other immediate annuities; and actual Company experience plus loading for traditional life. Interest rate assumptions vary from 6.0% to 7.8% for structured settlement annuities; 4.9% to 8.8% for other immediate annuities and 4.0% to 8.0% for traditional life. Other estimation methods used include the present value of contractually fixed future benefits for immediate annuities and the net level premium reserve method using the Company's withdrawal experience rates for traditional life.

Premium deficiency reserves are established, if necessary, for the immediate annuity business, to the extent the unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized. The Company did not have a premium deficiency reserve at December 31, 2001 and 2000.

At December 31, Contractholder funds consists of the following:

                                           2001         2000
(IN THOUSANDS)                          ----------   ----------
Interest-sensitive life                 $1,876,260   $1,777,128
Fixed annuities:
  Immediate annuities                      245,468      152,181
  Deferred annuities                     7,165,871    6,228,193
                                        ----------   ----------
  Total Contractholder funds            $9,287,599   $8,157,502
                                        ==========   ==========

Contractholder funds are equal to deposits received and interest credited for the benefit of the contractholder less surrenders and withdrawals, mortality charges and administrative expenses. Interest rates credited range from 3.4% to 7.5% for interest-sensitive life contracts; 4.8% to 5.9% for immediate annuities and 0.0% to 12.0% for deferred annuities. Withdrawal and surrender charge protection includes: i) for interest-sensitive life, either a percentage of account balance or dollar amount grading off generally over 20 years; and, ii) for deferred annuities not subject to a market value adjustment, either a declining or a level percentage charge generally over nine years or less. Approximately 46.3% of deferred annuities are subject to a market value adjustment.

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

The effects of reinsurance on premiums written and earned and contract charges for the years ended December 31, are as follows:

                                 2001        2000        1999
(IN THOUSANDS)                 ---------   ---------   ---------
PREMIUMS AND CONTRACT CHARGES
Direct                         $ 572,949   $ 470,337   $ 389,741
Assumed                                4           2           2
Ceded
  Affiliate                     (330,799)   (241,361)   (187,854)
  Non-affiliate                 (242,154)   (228,978)   (201,889)
                               ---------   ---------   ---------
    Premiums and contract
     charges, net of
     reinsurance               $      --   $      --   $      --
                               =========   =========   =========

                          LINCOLN BENEFIT LIFE COMPANY
                         NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------

The effects of reinsurance on credited interest, policy benefits and other expenses for the years ended December 31, are as follows:

                                 2001        2000        1999
(IN THOUSANDS)                ----------   ---------   ---------
CREDITED INTEREST, POLICY
 BENEFITS AND OTHER EXPENSES
Direct                        $1,007,684   $ 885,081   $ 869,393
Assumed                               --          --          --
Ceded
  Affiliate                     (728,750)   (630,015)   (684,703)
  Non-affiliate                 (278,934)   (255,046)   (182,389)
                              ----------   ---------   ---------
    Credited interest,
     policy benefits and
     other expenses, net of
     reinsurance              $       --   $      20   $   2,301
                              ==========   =========   =========

8.  COMMITMENTS AND CONTINGENT LIABILITIES

REGULATION AND LEGAL PROCEEDINGS
The Company's business is subject to the effects of a changing social, economic and regulatory environment. State and federal regulatory initiatives have varied and have included employee benefit regulations, removal of barriers preventing banks from engaging in the securities and insurance businesses, tax law changes affecting the taxation of insurance companies, the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles, and the overall expansion of regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

From time to time the Company is involved in pending and threatened litigation in the normal course of business in which claims for monetary damages are asserted. In the opinion of management, the ultimate liability, if any, in one or more of these actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

GUARANTY FUNDS
Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. Amounts assessed to each company are typically related to its proportion of business written in a particular state. The Company's expenses related to these funds are immaterial and are ceded to ALIC under reinsurance agreements.

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

The components of the deferred income tax liabilities at December 31, are as follows:

                                                 2001       2000
(in thousands)                                 --------   --------
DEFERRED LIABILITIES
Difference in tax bases of investments          $2,561     $2,405
Unrealized net capital gains                     2,655      1,137
Other liabilities                                  971      1,065
                                                ------     ------
  Total deferred liabilities                    $6,187     $4,607
                                                ======     ======

The components of income tax expense for the year ended December 31, are as follows:

                                        2001       2000       1999
(in thousands)                        --------   --------   --------
Current                                $3,706     $2,032    $ 3,645
Deferred                                   62      2,189     (1,085)
                                       ------     ------    -------
  Total income tax expense             $3,768     $4,221    $ 2,560
                                       ======     ======    =======

The Company paid income taxes of $2.8 million, $2.7 million and $3.8 million in 2001, 2000 and 1999, respectively.

                          LINCOLN BENEFIT LIFE COMPANY
                         NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------

A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the year ended December 31, is as follows:

                                         2001       2000       1999
                                       --------   --------   --------
Statutory federal income tax rate       35.0%      35.0%      35.0%
Other                                   (0.1)      (0.1)      (1.0)
                                        ----       ----       ----
Effective income tax rate               34.9%      34.9%      34.0%
                                        ====       ====       ====

Prior to January 1, 1984, the Company was entitled to exclude certain amounts from taxable income and accumulate such amounts in a "policyholder surplus" account. The balance in this account at December 31, 2001, approximately $340 thousand, will result in federal income taxes payable of $119 thousand if distributed by the Company. No provision for taxes has been made as the Company has no plan to distribute amounts from this account. No further additions to the account have been permitted since 1983.

10.  STATUTORY FINANCIAL INFORMATION
The following table reconciles Net income for the year ended December 31, and Shareholder's equity at December 31, as reported herein in conformity with GAAP with total statutory net income and capital and surplus of the Company, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities:

                                                         SHAREHOLDER'S
                                 NET INCOME                 EQUITY
                          -------------------------   -------------------
                           2001     2000     1999       2001       2000
(IN THOUSANDS)            ------   ------   -------   --------   --------
Balance per GAAP          $7,024   $7,878   $ 4,966   $188,603   $178,761
Unrealized gain/loss on
  fixed income securities    --       --         --     (7,585)    (3,249)
Deferred income taxes        18    1,370     (1,363)     8,406      5,059
Employee benefits           (73)      --          2        758        676
Reserves and non-admitted
  assets                    245      446        259    (16,188)   (13,628)
Other                       229     (417)       242     12,343      1,817
                          ------   ------   -------   --------   --------
Balance per statutory
  accounting practices    $7,443   $9,277   $ 4,106   $186,337   $169,436
                          ======   ======   =======   ========   ========

The Company prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the State of Nebraska. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

Effective January 1, 2001, the State of Nebraska required insurance companies domiciled in its state to prepare statutory-basis financial statements in accordance with the NAIC Accounting Practices and Procedures Manual--Version effective January 1, 2001 ("codification") subject to any deviations prescribed or permitted by the State of Nebraska insurance commissioner.

Accounting changes adopted to conform to the provisions of codification are reported as changes in accounting principles. The cumulative effect of changes in accounting principles is reported as an adjustment to unassigned funds (surplus) in the period of the change in accounting principle. The cumulative effect is the difference between the amount of capital and surplus at the beginning of the year and the amount of capital and surplus that would have been reported at that date if the new accounting principles had been applied retroactively for all prior periods. The Company reported an increase to surplus of $2.0 million effective January 1, 2001 as a result of recognizing a net deferred tax asset.

The NAIC is currently in the process of clarifying and interpreting requirements as the insurance industry implements codification. As the NAIC announces changes and as they are approved by the Nebraska Department of Insurance, the impact of the changes will be recorded.

DIVIDENDS
The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The payment of shareholder dividends by the Company without the prior approval of the state insurance regulator is limited by Nebraska law to formula amounts based on statutory surplus and statutory net gain from operations, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that the Company can distribute during 2002 without prior approval of the Nebraska Department of Insurance is $18.3 million.

RISK-BASED CAPITAL
The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The requirement consists of a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. At December 31, 2001, RBC for the Company was significantly above levels that would require regulatory action.

                          LINCOLN BENEFIT LIFE COMPANY
                         NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------

11.  OTHER COMPREHENSIVE INCOME
The components of other comprehensive income on a pretax and after-tax basis for the year ended December 31, are as follows:

                                           2001                              2000                              1999
                              -------------------------------   -------------------------------   -------------------------------
                               PRETAX      TAX      AFTER-TAX    PRETAX      TAX      AFTER-TAX    PRETAX      TAX      AFTER-TAX
(IN THOUSANDS)                --------   --------   ---------   --------   --------   ---------   --------   --------   ---------
UNREALIZED CAPITAL GAINS AND
  LOSSES:
----------------------------
Unrealized holding gains
  (losses) arising during
  the period                  $ 2,984    $(1,045)    $1,939      $4,683    $(1,639)    $3,044     $(11,528)   $4,035     $(7,493)
Less: reclassification
  adjustments                  (1,352)       473       (879)        (95)        33        (62)        (913)      320        (593)
                              -------    -------     ------      ------    -------     ------     --------    ------     -------
Unrealized net capital gains
  (losses)                      4,336     (1,518)     2,818       4,778     (1,672)     3,106      (10,615)    3,715      (6,900)
                              -------    -------     ------      ------    -------     ------     --------    ------     -------
Other comprehensive income
  (loss)                      $ 4,336    $(1,518)    $2,818      $4,778    $(1,672)    $3,106     $(10,615)   $3,715     $(6,900)
                              =======    =======     ======      ======    =======     ======     ========    ======     =======

12.  SALE OF BUILDING
Included within other income and expenses in the Company's statements of operations and comprehensive income for 1999, is a write-down of $798 thousand associated with the sale of the Company's building in Lincoln, Nebraska which occurred in the first quarter of 2000. Also included in other income and expenses is the write-down of $1.2 million related to unamortized building improvements recognized in the third quarter of 1999 when the building was vacated by the Company.

                          LINCOLN BENEFIT LIFE COMPANY

                            SCHEDULE IV--REINSURANCE

                                 (IN THOUSANDS)

                                                        GROSS                          NET
                                                        AMOUNT         CEDED          AMOUNT
                                                     ------------   ------------   ------------
YEAR ENDED DECEMBER 31, 2001
Life insurance in force............................  $138,566,651   $138,566,651   $         --
                                                     ============   ============   ============
Premiums and contract charges:
  Life and annuities...............................  $    532,235   $    532,235   $         --
  Accident and health..............................        40,718         40,718             --
                                                     ------------   ------------   ------------
                                                     $    572,953   $    572,953   $         --
                                                     ============   ============   ============

                                                        GROSS                          NET
                                                        AMOUNT         CEDED          AMOUNT
                                                     ------------   ------------   ------------
YEAR ENDED DECEMBER 31, 2000
Life insurance in force............................  $120,555,954   $120,555,954   $         --
                                                     ============   ============   ============
Premiums and contract charges:
  Life and annuities...............................  $    447,683   $    447,683   $         --
  Accident and health..............................        22,656         22,656             --
                                                     ------------   ------------   ------------
                                                     $    470,339   $    470,339   $         --
                                                     ============   ============   ============

                                                        GROSS                          NET
                                                        AMOUNT         CEDED          AMOUNT
                                                     ------------   ------------   ------------
YEAR ENDED DECEMBER 31, 1999
Life insurance in force............................  $109,520,029   $109,520,029   $         --
                                                     ============   ============   ============
Premiums and contract charges:
  Life and annuities...............................  $    369,540   $    369,540   $         --
  Accident and health..............................        20,203         20,203             --
                                                     ------------   ------------   ------------
                                                     $    389,743   $    389,743   $         --
                                                     ============   ============   ============

                                                                    Exhibit 3(i)

                              AMENDED AND RESTATED

                            ARTICLES OF INCORPORATION

                                       OF

                          LINCOLN BENEFIT LIFE COMPANY

                               SEPTEMBER 26, 2000


                                    ARTICLE I

                                NAME AND LOCATION


     SECTION 1. The name of this Corporation shall be LINCOLN BENEFIT LIFE COMPANY, and its principal place of business shall be in the City of Lincoln, Lancaster County, Nebraska.

     SECTION 2. The principal office of the Corporation shall be located at 2940 South 84th Street, Lincoln, Nebraska.


                                   ARTICLE II

                               NATURE OF BUSINESS


     SECTION 2. The nature of the business to be transacted, and the objects and purposes of the Company are:

     (a) To make insurance upon the lives of persons, including endowments and annuities and every insurance pertaining thereto and disability benefits.

     (b) To make insurance against loss or expense resulting from the sickness of the insured, or from bodily injury or death of the insured by accident, or both, and every insurance pertaining thereto, including quarantine.

     SECTION 2. The Company may issue every kind of insurance permitted by the Statutes of the State of Nebraska, and any amendments thereto.

     SECTION 3. The Company may issue all types of life insurance and sickness and accident insurance permitted by the laws of the State of Nebraska, and any amendments thereto, to individuals, to "groups of persons" and to "groups of insureds."

     SECTION 4. The Company, in addition to the powers herein conferred, shall have all the privileges and powers, and may engage in any activity, permitted insurance corporations organized under the laws of the State of Nebraska; and may do and perform all and every lawful act required as deemed expedient for the conduct of its business, the ownership of its property, or the maintenance, perpetuity, prosperity or welfare of the Company.

SECTION 5. The Company shall be authorized to establish separate accounts for amounts which, pursuant to applicable contracts, are paid to the Company in connection with pension, retirement or profit sharing plans or annuities. The income, if any, and the gains or losses, realized or unrealized, on each such account may be credited to or charged against the amount allocated to such account in accordance with such contract without regard to other income, gains or losses of the Company.


                                   ARTICLE III

                                   INVESTMENTS


     The Company shall be authorized to invest its funds in a manner not prohibited by the laws of the State of Nebraska.

                                   ARTICLE IV

                                ADDITIONAL POWERS


     Section 1. The Board of Directors may from time to time vote to indemnify and reimburse any director or officer or former director or officer of the corporation, or any person who may have served at its request as a director or officer of another corporation in which it owns shares of capital stock or of which it is a creditor, his or her heirs, estate or personal representatives, for any loss, cost or expense he or she may suffer, including court costs, attorneys' fees and incidental expenses, and further including the amount of any payment properly made to settle or compromise any proceedings in which such director or officer is made a party to any legal proceedings, including appeals therefrom, because of his or her being or having been a director or officer of the Company. Provided, however, the directors shall have no power to indemnify or reimburse a director or officer or former director or officer of the Corporation in any cause in which he or she shall finally be adjudged in such proceedings to be liable for negligence or misconduct in the performance of his or her duties as such officer or director or former director or officer. The foregoing right of indemnity and reimbursement shall not be exclusive of other rights to which a director or officer may be entitled by law, agreement, vote of stockholders, or otherwise.

                                    ARTICLE V

                             PLAN AND CAPITAL STOCK


     SECTION 1. The Company shall do business upon the stock legal reserve plan.

     SECTION 2. The authorized capital stock of this Company shall be $3,000,000 divided into 30,000 shares of a par value of $100 each.

     SECTION 3. The stock shall be transferable only by the actual delivery of the stock certificate or certificates properly endorsed, and the transfer duly recorded on the stock transfer books of the Company.

     The Board of Directors, after an affirmative vote at an annual or special shareholders' meeting of at least one-half of the outstanding shares, shall be authorized and empowered to issue and dispose of all or any of the authorized but unissued shares of the capital stock of the Company, at not less than par, from time to time as it may determine to be in the best interests of the Company and the stockholders thereof.


                                   ARTICLES VI

                              TIME OF COMMENCEMENT


     The Corporation shall begin transaction of business under these articles when the same have been filed and approved according to the laws of the State of Nebraska, and shall have perpetual existence, unless sooner resolved by or in accordance with the laws of the State of Nebraska.

                                   ARTICLE VII

                            PROPERTY OF SHAREHOLDERS


     The private property of the shareholders shall not be subject to the debts of the Corporation. The shares of the Corporation shall be fully paid and nonassessable.


                                  ARTICLE VIII

                             OFFICERS AND DIRECTORS


     SECTION 1. The Board of Directors shall consist of not less than five (5) nor more than twenty-one (21) persons. At each annual meeting of the stockholders the number to be elected and their election shall take place as provided by the By-Laws of the Company. The personnel of the directors shall be made up of qualified persons, as provided under the laws of the State of Nebraska.

     SECTION 2. The Board of Directors shall have the general management and control of the business of the Company.

     SECTION 3. The officers of the Company shall consist of a President, one or more Vice Presidents, a Secretary, one or more Assistant Secretaries, a Treasurer, one or more Assistant Treasurers, and such other officers as may be provided for in the By-Laws, and all the officers shall be elected by the Board of Directors in such manner and for such terms as the By-Laws may prescribe.


                                   ARTICLE IX

                       ANNUAL MEETING OF THE STOCKHOLDERS


     SECTION 1. The stockholders shall meet annually on a date prescribed in the By-Laws at the home office of the Company for the purpose of electing directors and transacting such other business as may properly come before the stockholders.

     SECTION 2. Each stockholder shall have the right to vote in person or by proxy, and shall be entitled to one vote for each share of stock held by him or her according to the stock transfer books of the Company at the annual meetings and at all special meetings legally called. They By-Laws of the Company shall provide a date when the stock transfer books of the Company shall be closed for the purposes of determining the stockholders of record for the annual or special meeting to be held.


                                    ARTICLE X

                                   AMENDMENTS


     Amendments to these Articles of Incorporation shall be adopted by two-thirds vote of all the directors, thereafter approved by the Department of Insurance, and thereafter approved by two-thirds vote of all the stock voting in person or by proxy at that annual or legally called special meeting. Notice of such proposed amendments to these Articles of Incorporation shall be sent to all stockholders of record as required in the By-Laws of the Company.


                                   ARTICLE XI

                                 CORPORATE SEAL


     The corporate seal of the Company shall contain the words, "Lincoln Benefit Life Company", surrounding the words "Corporate Seal".

                                        LINCOLN BENEFIT LIFE COMPANY


                                        By:
                                           ------------------------------
                                           B. Eugene Wraith, President
Attest:


-----------------------------
Carol S. Watson, Secretary



SEAL