Form 10-Q
period 2002-03-31
LINCOLN BENEFIT LIFE CO
filed 2002-05-14
CIK 910739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

     [x]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2002

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission file number: 333-66452

                          LINCOLN BENEFIT LIFE COMPANY
             (Exact name of registrant as specified in its charter)

                Nebraska                              47-0221457
                (State or other jurisdiction of       (I.R.S. Employer
                 incorporation or organization)        Identification No.)

                             2940 South 84th Street
                          Lincoln, Nebraska 68506-4142
               (Address of principal executive offices) (zip code)

               Registrant's telephone number, including are code:
                                 1-800-525-9287


                  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes /X/ No

         As of April 30, 2002, Registrant had 25,000 shares of common capital stock outstanding, par value $100 per share all of which shares are held by Allstate Life Insurance Company.

                          LINCOLN BENEFIT LIFE COMPANY
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 2002



PART 1.          FINANCIAL INFORMATION

Item 1.          Condensed Statements of Operations for the Three Months Ended
                 March 31, 2002 and 2001 (unaudited)                                  3

                 Condensed Statements of Financial Position as of March 31, 2002
                 (unaudited) and December 31, 2001                                    4

                 Condensed Statements of Cash Flows for the Three Month Periods
                 Ended March 31, 2002 and 2001 (unaudited)                            5


                 Notes to Condensed Financial Statements (unaudited)                  6


Item 2.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                8

PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings                                                   14

Item 6.          Exhibits and Reports on Form 8-K                                    14


                 Signature Page                                                      15



                          PART 1. FINANCIAL INFORMATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS

                          LINCOLN BENEFIT LIFE COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS


                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
(IN THOUSANDS)                                                                        2002          2001
                                                                                      ----          ----
                                                                                          (unaudited)

REVENUES
Net investment income                                                                $ 2,953       $ 3,137
Realized capital gains and losses                                                        450          (844)
                                                                                     -------       -------



INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE                                       3,403         2,293
Income tax expense                                                                     1,189           800
                                                                                     -------       -------


NET INCOME                                                                           $ 2,214       $ 1,493
                                                                                     =======       =======







                  See notes to condensed financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                   CONDENSED STATEMENTS OF FINANCIAL POSITION


                                                                                                     MARCH 31,        DECEMBER 31,
                                                                                                       2002              2001
                                                                                                       ----              ----
(IN THOUSANDS, EXCEPT PAR VALUE DATA)                                                               (unaudited)

ASSETS
Investments
   Fixed income securities, at fair value (amortized cost $164,283 and $179,124)                 $    169,370      $    186,709
   Short-term                                                                                          24,965             6,856
                                                                                                 ------------      ------------
     Total investments                                                                                194,335           193,565

Cash                                                                                                   85,128            43,796
Reinsurance recoverable from Allstate Life Insurance Company, net                                   9,943,065         9,564,440
Reinsurance recoverable from non-affiliates, net                                                      473,752           458,563
Receivable from affiliate, net                                                                              -            17,027
Other assets                                                                                            3,142             2,924
Separate Accounts                                                                                   1,621,150         1,565,708
                                                                                                 ------------      ------------
        TOTAL ASSETS                                                                             $ 12,320,572      $ 11,846,023
                                                                                                 ============      ============


LIABILITIES
Contractholder funds                                                                             $  9,638,144      $  9,287,599
Reserve for life-contingent contract benefits                                                         769,994           724,044
Current income taxes payable                                                                            4,865             3,645
Deferred income taxes                                                                                   5,281             6,187
Payable to affiliates, net                                                                             27,441                 -
Other liabilities and accrued expenses                                                                 64,503            70,237
Separate Accounts                                                                                   1,621,150         1,565,708
                                                                                                 ------------      ------------
        TOTAL LIABILITIES                                                                          12,131,378        11,657,420
                                                                                                 ------------      ------------
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 4)

SHAREHOLDER'S EQUITY
Common stock, $100 par value, 30,000 shares authorized, 25,000 shares issued
    and outstanding                                                                                     2,500             2,500
Additional capital paid-in                                                                            126,750           126,750
Retained income                                                                                        56,637            54,423
Accumulated other comprehensive income:
   Unrealized net capital gains and losses                                                              3,307             4,930
                                                                                                 ------------      ------------

        Total accumulated other comprehensive income                                                    3,307             4,930
                                                                                                 ------------      ------------
        TOTAL SHAREHOLDER'S EQUITY                                                                    189,194           188,603
                                                                                                 ------------      ------------
        TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                               $ 12,320,572      $ 11,846,023
                                                                                                 ============      ============





                  See notes to condensed financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                            ---------
(IN THOUSANDS)                                                                          2002         2001
                                                                                        ----         ----
                                                                                            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                            $  2,214      $ 1,493
Adjustments to reconcile net income to net cash provided by operating activities
          Depreciation, amortization and other non-cash items                              (71)        (130)
          Realized capital gains and losses                                               (450)         844
          Changes in:
             Life-contingent contract benefits and contractholder funds, net of
                  reinsurance recoverables                                               2,681        3,237
             Income taxes payable                                                        1,189          801
             Receivable/payable to affiliates, net                                      44,468       (9,874)
             Other operating assets and liabilities                                     (6,053)      15,265
                                                                                       -------      -------
                Net cash provided by operating activities                               43,978       11,636
                                                                                       -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
          Proceeds from sales                                                           11,087        3,175
          Investment collections                                                         6,289        1,944
          Investments purchases                                                         (1,913)      (8,245)
Change in short-term investments, net                                                  (18,109)         793
                                                                                       -------      -------
                Net cash used in investing activities                                   (2,646)      (2,333)
                                                                                       -------      -------

NET INCREASE IN CASH                                                                    41,332        9,303
CASH AT BEGINNING OF PERIOD                                                             43,796           76
                                                                                       -------      -------
CASH AT END OF PERIOD                                                                 $ 85,128      $ 9,379
                                                                                      ========      =======











                  See notes to condensed financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

           The accompanying condensed financial statements include the accounts of Lincoln Benefit Life Company ("the Company"), a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation").

           The condensed financial statements and notes as of March 31, 2002, and for the three month periods ended March 31, 2002 and 2001, are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Lincoln Benefit Life Company Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. To conform with the 2002 presentation, certain prior year amounts have been reclassified.

2.     REINSURANCE

             The Company has reinsurance agreements whereby premiums, contract charges, credited interest, policy benefits and expenses are ceded to ALIC and certain non-affiliates, and reflected net of such reinsurance in the condensed statements of operations. Reinsurance recoverable and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the condensed statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

             Investment income earned on the assets which support contractholder funds and the reserve for life-contingent contract benefits is not included in the Company's condensed financial statements as those assets are owned and managed by ALIC under terms of the reinsurance agreements. The following table summarizes amounts ceded to ALIC and non-affiliates under reinsurance agreements.

             The effects of reinsurance on premiums written and earned and contract charges are as follows:

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                            2002              2001
                                                                            ----              ----
      (IN THOUSANDS)
      PREMIUMS AND CONTRACT CHARGES
      Direct                                                             $ 145,809         $ 101,071
      Assumed                                                                    -                 1
      Ceded
         Affiliate                                                         (88,485)          (57,653)
         Non-affiliate                                                     (57,324)          (43,419)
                                                                         ---------         ---------
          Premiums and contract charges, net of reinsurance              $      -          $       -
                                                                         =========         =========

           The effects of reinsurance on credited interest, policy benefits and other expenses are as follows:

                                                                         THREE MONTHS ENDED MARCH 31,
       (IN THOUSANDS)                                                       2002              2001
                                                                            ----              ----
       CREDITED INTEREST, POLICY BENEFITS AND OTHER EXPENSES
       Direct                                                            $ 284,327        $ 188,695
       Assumed                                                                   -                -
       Ceded
          Affiliate                                                       (207,318)        (135,747)
          Non-affiliate                                                    (77,009)         (52,948)
                                                                         ---------        ---------
           Credited interest, policy benefits and other expenses,
           net of reinsurance                                            $       -        $       -
                                                                         =========        =========


                          LINCOLN BENEFIT LIFE COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENS
                                   (UNAUDITED)

3.      COMPREHENSIVE INCOME

              The components of other comprehensive income on a pretax and after-tax basis are as follows:

                                                                      THREE MONTHS ENDED MARCH 31,
                                                    ------------------------------------------------------------------
      (IN THOUSANDS)                                              2002                               2001
                                                    ---------------------------------    -----------------------------

                                                                            After-                           After-
                                                     Pretax       Tax        tax       Pretax      Tax        tax
                                                     ------       ---       -----      ------      ---       ------
      UNREALIZED CAPITAL GAINS AND LOSSES:

      Unrealized holding (losses) gains
         arising during the period                  $ (2,048)   $  717   $ (1,331)    $ 1,845    $ (646)    $ 1,199
      Less: reclassification adjustments                 450      (158)       292        (844)      295        (549)
                                                    --------    ------   --------     -------    ------     -------

      Unrealized net capital (losses) gains           (2,498)      875     (1,623)      2,689      (941)      1,748
                                                    --------    ------   ---------    -------    ------     -------
      Other comprehensive (loss) income             $ (2,498)  $   875     (1,623)    $ 2,689    $ (941)      1,748
                                                    ========   =======                =======    ======

      Net income                                                            2,214                             1,493
                                                                         --------                           -------

      Comprehensive income                                              $     591                           $ 3,241
                                                                        =========                           =======



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

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2002 AND 2001



      The following discussion highlights significant factors influencing results of operations and changes in financial position of Lincoln Benefit Life Company (the "Company"). It should be read in conjunction with the condensed financial statements and related notes thereto found under Part I Item 1 contained herein and with the discussion, analysis, financial statements and notes thereto in Part I Item 1 and Part II Items 7 and 8 of the Lincoln Benefit Life Company Annual Report on Form 10-K for the year ended December 31, 2001.

OVERVIEW
      The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"), markets a diversified group of products to meet consumer's lifetime needs in the areas of protection and retirement solutions through independent insurance agents and broker/dealers, including master brokerage agencies. Products distributed through independent insurance agents include term life insurance; whole life; universal life; variable universal life; single premium life; fixed annuities, including market value adjusted annuities and equity-indexed annuities; immediate annuities; variable annuities and long-term care products. Variable annuities and variable universal life products are also distributed through independent broker/dealers. ALFS, Inc. ("ALFS") is the principal underwriter for certain Lincoln Benefit products, such as variable universal life, variable annuities and market value adjusted annuities. ALFS is a wholly owned subsidiary of ALIC and is a registered broker/dealer under the Securities Exchange Act of 1934.

      The Company has identified itself as a single segment entity.

      The assets and liabilities related to variable contracts are legally segregated and reflected as Separate Accounts. The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and therefore, are not included in the Company's condensed statements of operations. Revenues to the Company from the Separate Accounts consist of contract maintenance and administration fees and mortality, surrender and expense charges all of which are ceded to ALIC.

      Absent any contract provision wherein the Company guarantees either a minimum return of account value upon death or annuitization, variable annuity and variable life contractholders bear the investment risk that the Separate Accounts' funds may not meet their stated objectives.

RESULTS OF OPERATIONS


(IN THOUSANDS)
                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                           -----------------------------------
                                                2002               2001
                                           ----------------    ---------------
Net investment income                         $ 2,953            $ 3,137
Realized capital gains and losses                 450               (844)
Income tax expense                              1,189                800
                                              -------            -------
Net income                                    $ 2,214            $ 1,493
                                              =======            =======

      The Company has reinsurance agreements whereby premiums, contract charges, credited interest, policy benefits and expenses are ceded to ALIC and certain non-affiliates, and reflected net of such reinsurance in the condensed statements of operations. The Company's results of operations include net investment income and realized capital gains and losses earned on the assets of the Company that are not transferred under the reinsurance agreements.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS
                         ENDED MARCH 31, 2002 AND 2001

      Net income for the first three months of 2002 increased 48.3% to $2.2 million compared to the same period last year, due to realized capital gains during the first three months of 2002 partially offset by a decrease in net investment income.

      Net investment income for the first three months of 2002 decreased 5.9% to $3.0 million compared to the same period last year, due to lower investment yields partially offset by increased investment balances. Investment balances, excluding Separate Accounts and unrealized gains and losses on fixed income securities, increased 5.3% to $189.2 million at March 31, 2002 from $179.8 million at March 31, 2001. This increase was due to positive cash flows from operations.

      Realized capital gains, after-tax, were $293 thousand for the first three months of 2002 compared to realized capital losses of $549 thousand for the same period last year. Realized capital gains and losses result from the sale of fixed income securities. Period to period fluctuations in realized capital gains and losses are the result of timing of sales decisions reflecting management's decision on positioning the portfolio, assessments of individual securities, overall market conditions and write-downs when an assessment is made by the Company that a decline in value of a security is other than temporary.

FINANCIAL POSITION

(IN THOUSANDS)
                                                                MARCH 31,            DECEMBER 31,
                                                                  2002                   2001
                                                                  ----                   ----
Fixed income securities (1)                                    $   169,370           $   186,709
Short-term investments                                              24,965                 6,856
                                                               -----------           -----------
         Total investments                                     $   194,335           $   193,565
                                                               ===========           ===========
Cash                                                           $    85,128           $    43,796
                                                               ===========           ===========
Reinsurance recoverable from ALIC, net                         $ 9,943,065           $ 9,564,440
                                                               ===========           ===========
Contractholder funds                                           $ 9,638,144           $ 9,287,599
                                                               ===========           ===========
Reserve for life-contingent contract benefits                  $   769,994           $   724,044
                                                               ===========           ===========
Separate Accounts assets and liabilities                       $ 1,621,150           $ 1,565,708
                                                               ===========           ===========

(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $164.3 million and $179.1 million at March 31, 2002 and December 31, 2001, respectively.

      Total investments were $194.3 million at March 31, 2002 compared to $193.6 million at December 31, 2001. The increase was due to positive cash flows generated from operations offset in part by fewer unrealized gains on fixed income securities. Unrealized net capital gains on fixed income securities were $5.1 million at March 31, 2002 compared to $7.6 million at December 31, 2001. Investments at March 31, 2002, excluding unrealized gains on fixed income securities, grew 1.8% from December 31, 2001.

      At March 31, 2002, 97.9% of the Company's fixed income securities portfolio was rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

       At March 31, 2002, cash was $85.1 million compared to $43.8 million at December 31, 2001. Cash increased due to a change in the settlement process for intercompany balances.

       At March 31, 2002, Contractholder funds increased to $9.64 billion from $9.29 billion at December 31, 2001 as the result of additional deposits from fixed annuities and credited interest that were partially offset by surrenders and withdrawals. Reserves for life-contingent contract benefits increased $46.0 million to $770.0 million at March 31, 2002 resulting from increased sales of term products that was partially offset by benefits paid. Reinsurance recoverable from ALIC increased correspondingly by $378.6 million due to the increase in contractholder funds.

      Separate Accounts assets and liabilities increased 3.5% to $1.62 billion at March 31, 2002 as compared to the December 31, 2001 balance. The increases were primarily attributable to additional sales of variable annuity contracts and transfers from the fixed account option contract to variable Separate Accounts funds partially offset by surrenders and withdrawals and expense charges.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS
                         ENDED MARCH 31, 2002 AND 2001

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES
      The company's capital resources consist of shareholder's equity. The following table summarizes the capital resources:

                                                MARCH 31,           DECEMBER 31,
(IN THOUSANDS)                                    2002                  2001
                                                  ----                  ----
Common stock and retained income              $  185,887           $   183,673
Other comprehensive income                         3,307                 4,930
                                              ----------           -----------
      Total shareholder's equity              $  189,194           $   188,603
                                              ==========           ===========

SHAREHOLDER'S EQUITY
       Shareholder's equity increased for March 31, 2002 due to net income partially offset by a decrease in unrealized net capital gains and losses.

DEBT

      The Company had no outstanding debt at March 31, 2002 and December 31, 2001. The Company has entered into an intercompany loan agreement with the Corporation. The amount of funds available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. No amounts were outstanding under the intercompany loan agreement at March 31, 2002 and December 31, 2001. The Corporation uses commercial paper borrowings and can use bank lines of credit to fund intercompany borrowings.

FINANCIAL RATINGS AND STRENGTHS

       Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies and, generally, may be expected to have an effect on an insurance company's sales. On an ongoing basis, rating agencies review the financial performance and condition of insurers. A multiple level downgrade, while not expected, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company shares its financial strength ratings with its parent, ALIC, due to the 100% reinsurance agreements. The Company's current financial strength ratings are listed below:


     RATING AGENCY                        RATING              RATING STRUCTURE
     -------------                        ------              ----------------
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



      In February 2002, Standard & Poor's affirmed its December 31, 2001 ratings. Standard & Poor's revised its outlook for ALIC and its rated subsidiaries and affiliates to "negative" from "stable". This revision is part of an ongoing life insurance industry review recently initiated by Standard & Poor's. Moody's and A.M. Best reaffirmed their ratings and outlook for the Company and ALIC.

LIQUIDITY
      Under the terms of reinsurance agreements, premiums and deposits, excluding those relating to Separate Accounts, are transferred primarily to ALIC, which maintains the investment portfolios supporting the Company's products. Payments of policyholder claims, benefits, contract maturities,

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS
                         ENDED MARCH 31, 2002 AND 2001


contract surrenders and withdrawals and certain operating costs, excluding those relating to Separate Accounts, are also reimbursed primarily by ALIC, under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct insurer for risks reinsured. The Company's ability to meet liquidity demands is dependent on ALIC's ability to meet those demands. ALIC's financial strength was rated Aa2, AA+, and A+ by Moody's, Standard & Poor's and A.M. Best, respectively, at March 31, 2002.

      The primary sources of funds for the Company are collection of principal and interest from the investment portfolio, capital contributions from ALIC and intercompany loans from the Corporation. The primary uses of these funds are to purchase investments, pay costs associated with the maintenance of the Company's investment portfolio, income taxes, dividends to ALIC, and the repayment of intercompany loans from the Corporation.

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

o There is uncertainty involved in estimating the availability of reinsurance and the collectibility of reinsurance and recoverables. This uncertainty arises from a number of factors, including whether losses meet the qualifying conditions of the reinsurance contracts and if the reinsurers have the financial capacity and willingness to pay.

o Currently, the Corporation is examining the potential exposure, if any, of its insurance operations from acts of terrorism. The Corporation is also examining how best to address this exposure, if any, considering the interests of policyholders, shareholders, the lending community, regulators and others. The Company generally does not have exclusions for terrorist events included in its life insurance policies. In the event that a terrorist act occurs, the Company may be adversely impacted, depending on the nature of the event. With respect to the Company's investment portfolio, in the event that commercial insurance coverage for terrorism becomes unavailable or very expensive, there could be significant adverse impacts on some portion of the Company's portfolio, particularly in sectors such as airlines and real estate. For example, certain debt obligations might be adversely affected due to the inability to obtain coverage to restore the related real estate or other property, thereby creating the potential for increased default risk.


o Changes in market interest rates can have adverse effects on the Company's investment portfolio and investment income. Increasing market interest rates have an adverse impact on the value of the investment portfolio, for example, by decreasing unrealized capital gains on fixed income securities. In addition, increases in market interest rates as compared to rates offered on some of the Company's products could make those products less attractive and lead to lower sales and/or increase the level of surrenders on these products. Declining market interest rates could have an adverse impact on the Company's investment income as the Company reinvests proceeds from positive cash flows from operations and proceeds from maturing and called investments into new investments that could be yielding less than the portfolio's average rate.


o The impact of decreasing Separate Accounts balances resulting from volatile market conditions, underlying fund performance and sales management performance could cause contract charges realized by the Company, as well as ALIC, to decrease and lead to an increase of exposure to pay guaranteed minimum income and death benefits.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS
                         ENDED MARCH 31, 2002 AND 2001

o The Company amortizes deferred policy acquisition costs ("DAC") related to contractholder funds in proportion to gross profits over the estimated lives of the contract periods. Periodically, the Company updates the assumptions underlying the gross profits, which include estimated future fees, investment margins and expenses, in order to reflect actual experience. Updates to these assumptions result in adjustments to the cumulative amortization of DAC. These adjustments may have a material effect on results of operations. DAC and any related adjustments are ceded to ALIC.

o In order to manage interest rate risk, from time to time the Company adjusts the effective duration of assets in the investment portfolio. Those adjustments may have an impact on the value of the investment portfolio and on investment income.

o It is possible that the assumptions and projections used by the Company in establishing prices for the guaranteed minimum death benefits and guaranteed minimum income benefits on variable annuities, particularly assumptions and projections about investment performance, do not accurately anticipate the level of costs the Company will ultimately incur and cede to ALIC in providing those benefits.

o Management believes the reserves for life-contingent contract benefits are adequate to cover ultimate policy benefits, despite the underlying risks and uncertainties associated with their determination when payments will not occur until well into the future. Reserves are based on many assumptions and estimates, including estimated premiums received over the assumed life of the policy, the timing of the event covered by the insurance policy, the amount of contract benefits to be paid and the investment returns on the assets purchased with the premium received. The Company periodically reviews and revises its estimates. If future experience differs from assumptions, it may have a material impact on results of operations ceded to ALIC.

o    Under  current  U.S.  tax  law  and  regulations,  deferred  and  immediate annuities and life insurance, including interest-sensitive products, receive favorable policyholder tax treatment. Any legislative or regulatory changes that adversely alter this treatment are likely to negatively affect the demand for these products. In addition, recent changes in the federal estate tax laws will affect the demand for the types of life insurance used in estate planning.

o The Company distributes its products under agreements with other members of the financial services industry that are not affiliated with the Company. Termination of one or more of these agreements due to, for example, changes in control of any of these entities, could have a detrimental effect on the Company's sales. This risk may be exacerbated due to the enactment of the Gramm-Leach-Bliley Act of 1999, which eliminated many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

o While positive operating cash flows are expected to continue to meet the Corporation's liquidity requirements, the Corporation's liquidity could be constrained by a catastrophe which results in extraordinary losses, a downgrade of the Corporation's current long-term debt rating of A1 and A+ (from Moody's and Standard & Poor's, respectively) to non-investment grade status of below Baa3/BBB-, a downgrade in AIC's financial strength rating from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/B, or a downgrade in ALIC's or the Company's financial strength rating from Aa2, AA+ and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Aa3/AA-/A-. In the event of a downgrade of the Corporation's ratings, ALIC and its rated subsidiaries could also experience a similar downgrade.

o The events of September 11 and the resulting disruption in the financial markets revealed weaknesses in the physical and operational infrastructure that underlies the U.S. and worldwide financial systems. Those weaknesses did not impair the Company's liquidity in the wake of September 11. However, if an event of similar or greater magnitude occurs in the future and if the weaknesses in the physical and operational infrastructure of the U.S. and worldwide financial systems are not remedied, the Company could encounter significant difficulties in transferring funds, buying and selling securities and engaging in other financial transactions that support its liquidity.

o Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies and, generally, may be expected to have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers. A multiple level downgrade of either the Company or ALIC, while not expected, could have a material adverse effect on the Company's sales, including the competitiveness of the Company's product offerings, its ability to market products, and its financial condition and results of operations.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS
                         ENDED MARCH 31, 2002 AND 2001


o State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures require the Company to maintain financial strength ratings. These restrictions affect the Company's ability to pay shareholder dividends to ALIC and to use its capital in other ways.

o Following enactment of the Gramm-Leach-Bliley Act of 1999, federal legislation that allows mergers that combine commercial banks, insurers and securities firms, state insurance regulators have been collectively participating in a reexamination of the regulatory framework that currently governs the United States insurance business in an effort to determine the proper role of state insurance regulation in the U. S. financial services industry. We cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what affect any such measures would have on the Company.

o The Gramm-Leach-Bliley Act of 1999 permits mergers that combine commercial banks, insurers and securities firms under one holding company. Until passage of the Gramm-Leach-Bliley Act, the Glass Steagall Act of 1933 had limited the ability of banks to engage in securities-related businesses and the Bank Holding Company Act of 1956 had restricted banks from being affiliated with insurers. With the passage of the Gramm-Leach-Bliley Act, bank holding companies may acquire insurers and insurance holding companies may acquire banks. In addition, grand-fathered unitary thrift holding companies, including The Allstate Corporation, may engage in activities that are not financial in nature. The ability of banks to affiliate with insurers may materially adversely affect all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors.

o In some states, mutual insurance companies can convert to a hybrid structure known as a mutual holding company. This process converts insurance companies owned by their policyholders to become stock insurance companies owned (through one or more intermediate holding companies) partially by their policyholders and partially by stockholders. Also, some states permit the conversion of mutual insurance companies into stock insurance companies (demutualization). The ability of mutual insurance companies to convert to mutual holding companies or to demutualize may materially adversely affect all of our product lines by substantially increasing competition for capital in the financial services industry.

PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

         The discussion "Regulation and Legal Proceedings" in Part I, Item 1,
Note 4 of this Form 10-Q is incorporated herein by reference.


Item 6.  Exhibits and Reports on Form 8-K


       (a) Exhibits


           An Exhibit Index has been filed as part of this report on page E-1

       (b) Reports on Form 8-K

          None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated May 13, 2002.                 LINCOLN BENEFIT LIFE COMPANY

--------------------------------------------------------------
                                      (Registrant)


                                    /s/THOMAS J. WILSON, II
                                    Thomas J. Wilson, II
                                    CHAIRMAN AND CHIEF EXECUTIVE OFFICER
                                      (Authorized Officer of Registrant)



                                    /s/SAMUEL H. PILCH
                                    Samuel H. Pilch
                                    GROUP VICE PRESIDENT AND CONTROLLER
                                      (Chief Accounting Officer)

                                  Exhibit Index


      Exhibit No.                                          Description

      3(i)              Amended and Restated Articles of Incorporation of Lincoln Benefit Life Company
                        dated September 26, 2000.

      3(ii)             Amended and Restated By-Laws of Lincoln Benefit Life Company dated July 23,
                        1997.  Incorporated herein by reference to Exhibit 6(b) to Lincoln Benefit Life
                        Variable Life Account Registration Statement No. 333-47717 on Form S-6 filed
                        March 11, 1998.

      10.1              Service and Expense Agreement among Allstate Insurance
                        Company and The Allstate Corporation and Certain
                        Insurance Subsidiaries dated January 1, 1999.
                        Incorporated herein by reference to Exhibit 10.2 to Northbrook Life Insurance Company's Quarterly Report on
                        Form 10-Q for the quarter ended March 31, 2002.

      10.2              Investment Management Agreement and Amendment to Certain Service and Expense
                        Agreements Among Allstate Investments, LLC and Allstate Insurance Company and The
                        Allstate Corporation and Certain Affiliates effective as of January 1, 2002.
                        Incorporated herein by reference to Exhibit 10.3 to Northbrook Life Insurance
                        Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

      10.3 Tax Sharing Agreement dated as of November 12, 1996 among The Allstate Corporation and certain affiliates.
                        Incorporated herein by reference to Exhibit 10.4 to Northbrook Life Insurance Company's Quarterly Report on
                        Form 10-Q for the quarter ended March 31, 2002.

      10.4              Cash Management Services Master Agreement between
                        Allstate Insurance Company and Allstate Bank (fka
                        Allstate Federal Savings Bank) dated March 16, 1999.


      10.5              Amendment No.1 to Cash Management Services Master Agreement effective January 5,
                        2001.

