Form 10-K
period 2002-12-31
LINCOLN BENEFIT LIFE CO
filed 2003-03-28
CIK 910739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

Registrant meets the conditions set forth in General Instruction I (1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 333-66452

                          LINCOLN BENEFIT LIFE COMPANY
             (Exact name of registrant as specified in its charter)

                NEBRASKA                                 47-0221457
        (State of Incorporation)            (I.R.S. Employer Identification No.)

         2940 SOUTH 84th STREET
           LINCOLN, NEBRASKA                               68506
(Address of principal executive offices)                 (zip code)

Registrant's telephone number, including area code: 800-525-9287

Securities registered pursuant to Section 12(b) or 12(g) of the Securities Exchange Act of 1934: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes /X/   No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes / /  No /X/

As of March 15, 2003, the Registrant had 25,000 common shares, $100 par value, outstanding, all of which are held by Allstate Life Insurance Company.

                                TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
PART I
Item 1.      Business *                                                                              2
Item 2.      Properties *                                                                            3
Item 3.      Legal Proceedings                                                                       3
Item 4.      Submission of Matters to a Vote of Security Holders **                                N/A
PART II
Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters                   3
Item 6.      Selected Financial Data **                                                            N/A
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                              3

Item 7a.     Quantitative and Qualitative Disclosures about Market Risk                             19
Item 8.      Financial Statements and Supplementary Data                                            19
Item 9.      Change in and Disagreements with Accountants on Accounting and Financial Disclosure    19
PART III
Item 10.     Directors and Executive Officers of the Registrant **                                 N/A
Item 11.     Executive Compensation**                                                              N/A
Item 12.     Security Ownership and Certain Beneficial Owners and Management **                    N/A
Item 13.     Certain Relationships and Related Transactions **                                     N/A
Item 14      Controls and Procedures                                                                19
PART IV
Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                       20
             Signatures                                                                             23
             Certifications                                                                         24
             Supplemental Information to be Furnished With Reports Filed Pursuant to
             Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which
             Have Not Registered Securities Pursuant to Section 12 of the Securities
             Exchange Act of 1934                                                                   27
             Index to Financial Statement Schedules                                                 28

             * Item prepared in accordance with General Instruction I(2) of Form 10-K
             ** Omitted pursuant to General Instruction I(2) of Form 10-K

PART I

ITEM 1. BUSINESS

     Lincoln Benefit Life Company ("Lincoln Benefit" or the "Company") is a stock life insurance company organized under the laws of the State of Nebraska in 1938. Lincoln Benefit is a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), a stock life insurance company incorporated under the laws of the State of Illinois. ALIC is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a property-liability insurance company incorporated under the laws of the State of Illinois. All outstanding capital stock of AIC is owned by The Allstate Corporation (the "Corporation"), a Delaware company which has several different classes of securities, including common stock, registered with the Securities and Exchange Commission ("SEC").

     Lincoln Benefit is authorized to conduct life insurance and annuity business in the District of Columbia, Guam, U.S. Virgin Islands and all states except New York.

     Lincoln Benefit, a single segment entity, markets a diversified group of products to meet customers' lifetime needs in the areas of financial protection and retirement solutions through independent insurance agents, including master brokerage agencies; broker/dealers; and exclusive Allstate agencies. These products include term life insurance; universal life insurance; variable life insurance; single premium life insurance; fixed annuities, including market value adjusted annuities and equity-indexed annuities; immediate annuities; variable annuities and long-term care products. ALFS, Inc. ("ALFS") is the principal underwriter for certain Lincoln Benefit products, such as variable annuities, variable life insurance and market value adjusted annuities. ALFS is a wholly owned subsidiary of ALIC and a registered broker/dealer under the Securities and Exchange Act of 1934.

     Lincoln Benefit has entered into reinsurance agreements with ALIC and non-affiliated reinsurers. Under the agreements with ALIC, Lincoln Benefit reinsures all business to ALIC not reinsured to non-affiliated reinsurers. Under the agreements, premiums, contract charges, interest credited to contractholder funds, contract benefits and certain expenses of substantially all general account contracts are reinsured with ALIC. The obligations of ALIC under the reinsurance agreements are to the Company. The Company continues to have primary liability as the direct insurer for risks reinsured.

     Under the Company's reinsurance agreements with ALIC, the Company reinsures all retained general account liabilities (that have not been ceded to non-affiliated reinsurers) to ALIC via a 100% coinsurance agreement. Assets which support these liabilities are owned and managed by ALIC. Separate Accounts liabilities related to variable annuity and life contracts are ceded to ALIC via a 100% modified coinsurance agreement whereby assets are maintained in the Company's legally segregated unitized Separate Accounts. Contract charges assessed against the Separate Accounts assets and contract benefits are ceded to ALIC.

     In addition, the Company cedes 90%, 80% or 60% of the mortality risk on certain life policies, depending upon the issue year and product, to a pool of eleven non-affiliated reinsurers. Beginning in 1998, the Company cedes mortality risk on new business in excess of $2 million per life for individual coverage. For business sold prior to 1998, the Company ceded mortality risk in excess of $350 thousand per life for individual coverage.

     Lincoln Benefit's and ALIC's general account assets must be invested in accordance with applicable state laws. These laws govern the nature and quality of investments that may be made by life insurance companies and the percentage of their assets that may be committed to any particular type of investment.

     Lincoln Benefit is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities competing in the sale of life insurance and annuities. As of December 2001, the last year for which current information is available, there were approximately 1,225 stock, mutual and other types of insurers in business in the United States.

     The Company is subject to changing social, economic and regulatory conditions. State and federal regulatory initiatives have varied and have included efforts to remove barriers preventing banks from engaging in the securities and insurance businesses, to change tax laws affecting the taxation of insurance companies and the tax treatment of insurance products which may impact the relative desirability of various personal investment products, and to expand overall regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

     Lincoln Benefit is the issuer of certain market value adjusted annuities registered with the SEC. Lincoln Benefit also is the depositor of certain Separate Accounts that are registered with the SEC as unit investment trusts and through which it offers variable annuity or variable life insurance contracts that are registered with the SEC.

ITEM 2. PROPERTIES

     Lincoln Benefit leases office space in Lincoln, Nebraska. The leased spaces are also used for file storage and information technology support.

ITEM 3. LEGAL PROCEEDINGS

     Incorporated in this Item 3 by reference to the discussion under the heading "Regulation and legal proceedings" in Note 8 to the Company's financial statements in Item 8 of this Form 10-K.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no public trading market for the Company's common stock. All of its outstanding common stock is owned by its parent, ALIC. All of ALIC's outstanding common stock is owned by AIC. All of the outstanding common stock of AIC is owned by the Corporation.

     From January 1, 2001 through March 15, 2003, the Company paid no dividends on its common stock to ALIC.

     Within the past three years, no equity securities were sold by the Company that were not registered under the Securities Act of 1933.

     For additional information on dividends, including restrictions on the payment of dividends by the Company, see the "Liquidity" subsection of the "Capital Resources and Liquidity" section of our "Management's Discussion and Analysis of Financial Condition and Results of Operations", which items are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion highlights significant factors influencing results of operations and financial position of the Company. It should be read in conjunction with the financial statements and related notes. To conform with the 2002 presentation, certain prior year amounts have been reclassified.

     The accompanying management's discussion and analysis of financial condition and results of operations gives effect to the restatement of the financial statements for the years ended 2001 and 2000 as described in
Note 12 to the Financial Statements.

OVERVIEW

     The Company, a wholly owned subsidiary of ALIC, which is a wholly owned subsidiary of AIC, a wholly owned subsidiary of the Corporation, markets a diversified group of products to meet customers' needs in the areas of financial protection and retirement solutions through independent insurance agents, including master brokerage agencies; broker/dealers; and exclusive Allstate agencies. These products include term life insurance; universal life insurance; variable life insurance; single premium life insurance; fixed annuities, including market value adjusted annuities and equity-indexed annuities; immediate annuities; variable annuities and long-term care products.

     Management has identified the Company as a single segment entity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     The Company has identified two of its accounting policies that, due to their nature, have required management to make assumptions and estimates that are significant to the financial statements at December 31, 2002. It is reasonably likely that changes in these assumptions and estimates could occur from period to period, and have a material impact on the Company's financial statements.

     A brief summary of each of these critical accounting policies follows. For a more complete discussion of the judgments and other factors affecting the measurement of these policies, see the referenced sections of the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"). There is also a complete summary of the Company's significant accounting policies in Note 2 of the financial statements.

     INVESTMENTS - Fixed income securities include bonds, mortgage-backed and asset-backed securities. All fixed income securities are carried at fair value and are classified as available for sale. The fair value of publicly traded fixed income securities is based on independent market quotations. Periodic changes in fair values are reported as a component of Accumulated other comprehensive income on the Statements of Financial Position and are reclassified to Net income only when supported by the consummation of a transaction with an unrelated third party, or when declines in fair values are deemed other than temporary.

     The Company writes down to fair value any fixed income security that is classified as other than temporarily impaired in the period the security is deemed to be other than temporarily impaired. The assessment of other than temporary impairment is performed on a case-by-case basis considering a wide range of factors. Inherent in the Company's evaluation of a particular security are assumptions and estimates about the operations of the issuer and its future earnings potential. Some of the factors considered in evaluating whether a decline in fair value is other than temporary are:
          - The Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value;
          - The recoverability of principal and interest;
          - The duration and extent to which the fair value has been less than amortized cost for fixed income securities;
          - The financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and
          - The specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity.

     There are a number of risks and uncertainties inherent in the process of monitoring impairments and determining if impairment is other than temporary. These risks and uncertainties include the risks that:
          - The economic outlook is worse than anticipated and has a greater adverse impact on a particular issuer than anticipated;
          - The Company's assessment of a particular issuer's ability to meet all of its contractual obligations changes based on changes in the facts and circumstances related to that issuer; and
          - New information is obtained or facts and circumstances change that cause a change in the Company's ability or intent to hold a security to maturity or until it recovers in value.

     These risks and uncertainties could result in a charge to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to Net income, would not have a significant impact on Shareholder's equity since the portfolio is held at fair value and as a result, the related unrealized gain (loss), net of tax, would already be reflected as Accumulated other comprehensive income in Shareholder's equity. For a further discussion of these policies, and quantification of the impact of these estimates and assumptions, see the Investments, Market Risk and Forward-looking Statements and Risk Factors sections of the MD&A.

     LIFE INSURANCE RESERVES - Reserves for life-contingent contract benefits, which relate to traditional life insurance and immediate annuities with life contingencies, are computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, contract terminations and expenses. These

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and contract duration. Mortality, morbidity and contract termination assumptions are based on Company and industry experience prevailing at the time of issue. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium paying period. Future investment yield assumptions are determined at the time of issue based upon prevailing investment yields as well as forecasted reinvestment yields. For further discussion of these policies, see the Forward-looking statements and risk factors section of the MD&A.

RESULTS OF OPERATIONS

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------
  (IN THOUSANDS)                                      2002           2001           2000
                                                  ------------   ------------   ------------
  Net investment income                           $     11,621   $     12,144   $     12,214
  Realized capital gains and losses                     (4,084)        (1,352)           (95)
  Other expense                                              -              -             20
  Income tax expense                                     2,629          3,768          4,221
                                                  ------------   ------------   ------------
  Net income                                      $      4,908   $      7,024   $      7,878
                                                  ============   ============   ============

     The Company has reinsurance agreements whereby premiums, contract charges, interest credited to contractholder funds, contract benefits and certain expenses are ceded to ALIC and other non-affiliated reinsurers, and reflected net of such reinsurance in the Statements of Operations and Comprehensive Income. The Company's results of operations include net investment income and realized capital gains and losses earned on the assets of the Company that are not transferred under the reinsurance agreements.

     Net income in 2002 decreased 30.1% to $4.9 million compared to last year due to an increase in realized capital losses and decreased net investment income. Net income decreased to $7.0 million in 2001 from $7.9 million in 2000, due primarily to increased realized capital losses in 2001.

     Pretax net investment income decreased 4.3% to $11.6 million in 2002 from $12.1 million in 2001. The decrease in pretax net investment income is due to lower investment yields resulting from funds from operations and reinvestments being invested at current market rates which were lower than the average portfolio yields. The Company expects to experience lower investment yields due, in part, to the reinvestment of proceeds from security prepayments, calls and maturities and the investment of positive cash flows from operations in securities yielding less than the average portfolio rate. At December 31, 2002, portfolio balances, excluding assets held in Separate Accounts and unrealized capital gains and losses on fixed income securities, were comparable to December 31, 2001. Pretax net investment income in 2001 was comparable to 2000 as the effect of higher portfolio balances was more than offset by increased investment expenses.

     Realized capital losses were $4.1 million in 2002, compared to $1.4 million and $95 thousand in 2001 and 2000, respectively. In 2002, gains on sales of fixed income securities of $239 thousand were more than offset by write-downs on fixed income securities of $4.3 million. The capital losses in 2001 and 2000 resulted from sales of fixed income securities. Period to period fluctuations in realized capital gains and losses are the result of timing of sales decisions reflecting management's decision on positioning the portfolio, assessments of individual securities, overall market conditions and write-downs when the Company determines that a decline in the value of a security is other than temporary.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

FINANCIAL POSITION

  (IN THOUSANDS)
                                                           2002           2001
                                                       ------------   ------------
  Fixed income securities(1)                           $    199,406   $    186,709
  Short-term                                                  3,201          6,856
                                                       ------------   ------------
      Total investments                                $    202,607   $    193,565
                                                       ============   ============
  Cash                                                 $    130,249   $     43,796
                                                       ============   ============
  Reinsurance recoverable from ALIC, net               $ 12,178,831   $  9,600,660
                                                       ============   ============
  Reinsurance recoverable from non-affiliates, net     $    583,849   $    458,202
                                                       ============   ============
  Contractholder funds                                 $ 11,658,966   $  9,287,599
                                                       ============   ============
  Reserve for life-contingent contract benefits        $  1,096,970   $    760,264
                                                       ============   ============
  Separate Accounts assets and liabilities             $  1,413,221   $  1,565,708
                                                       ============   ============

     (1) Fixed income securities are carried at fair value. Amortized cost for these securities was $182.8 million and $179.1 million at December 31, 2002 and 2001, respectively.

     Total investments were $202.6 million at December 31, 2002 compared to $193.6 million at December 31, 2001. The increase was due to increased unrealized gains on fixed income securities and positive cash flows generated from operations. At December 31, 2002, unrealized gains on fixed income securities were $16.6 million compared to $7.6 million at December 31, 2001. The increase was a result of lower interest rates at December 31, 2002.

     The fair value of publicly traded fixed income securities is based on independent market quotations. Periodic changes in the fair values are reported as a component of Accumulated other comprehensive income.

     The following table presents the amortized cost, gross unrealized gains and losses and fair value for fixed income securities.

                                                                     GROSS UNREALIZED
(IN THOUSANDS)                                    AMORTIZED    ---------------------------       FAIR
                                                    COST          GAINS          LOSSES         VALUE
                                                ------------   ------------   ------------   ------------
AT DECEMBER 31, 2002
U.S. government and agencies                    $     57,672   $      6,730 $            -   $     64,402
Corporate                                             77,697          6,421            (38)        84,080
Municipal                                                504             63              -            567
Asset-backed securities                               14,246          1,350              -         15,596
Mortgage-backed securities                            31,637          2,104              -         33,741
Foreign government                                     1,001             19              -          1,020
                                                ------------   ------------   ------------   ------------
   Total fixed income securities                $    182,757   $     16,687   $        (38)  $    199,406
                                                ============   ============   ============   ============

AT DECEMBER 31, 2001
U.S. government and agencies                    $     39,710   $      1,971   $        (15)  $     41,666
Corporate                                             97,517          4,263           (450)       101,330
Municipal                                              1,504             29             (3)         1,530
Mortgage-backed securities                            39,389          1,731             (4)        41,116
Foreign government                                     1,004             63              -          1,067
                                                ------------   ------------   ------------   ------------
   Total fixed income securities                $    179,124   $      8,057   $       (472)  $    186,709
                                                ============   ============   ============   ============

FIXED INCOME SECURITIES

     The Company's fixed income securities include publicly traded corporate bonds, U.S. government bonds, mortgage-backed securities, asset-backed securities, foreign government bonds and tax-exempt municipal bonds. All fixed income securities are carried at fair value and are classified as available for sale. Periodic changes

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

in fair values are reported as a component of Accumulated other comprehensive income, net of deferred taxes, and are reclassified to Net income only when supported by the consummation of a transaction with an unrelated third party, or when declines in fair values are deemed other than temporary. As of December 31, 2002, approximately 99.7% of the fixed income securities portfolio was invested in taxable securities.

     At December 31, 2002 and 2001, $33.7 million and $41.1 million, respectively, of the fixed income securities portfolio was invested in mortgage-backed securities ("MBS"). The MBS portfolio consists primarily of securities that were issued by, or have underlying collateral that is guaranteed by, U.S. government agencies or sponsored entities. Therefore, the MBS portfolio has relatively low credit risk.

     The MBS portfolio is subject to interest rate risk since the price volatility and ultimate realized yield are affected by the rate of repayment of the underlying mortgages. The Company attempts to limit interest rate risk on these securities by investing a portion of the portfolio in securities that provide prepayment protection. At December 31, 2002, approximately 19.3% of the MBS portfolio was invested in planned amortization class bonds.

     At December 31, 2002, 98.3% of the Company's fixed income securities portfolio was rated investment grade, which is defined by the Company as a security having a rating from The National Association of Insurance Commissioners ("NAIC") of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

     The following table summarizes the credit quality of the fixed income securities portfolio.

(IN THOUSANDS)

NAIC                                                                PERCENT OF
RATINGS         MOODY'S EQUIVALENT DESCRIPTION       FAIR VALUE        TOTAL
-----------   ----------------------------------   --------------   ----------
     1          Aaa/Aa/A                           $      181,704      91.1%
     2          Baa                                        14,271       7.2
     3          Ba                                          1,931       1.0
     6          In or near default                          1,500       0.7
                                                   --------------     -----
                                                   $      199,406     100.0%
                                                   ==============     =====

     At December 31, 2002, all of the securities with a NAIC rating of 6 and one security with a NAIC rating of 2 are included in the Company's list of problem securities. For further discussion of securities categorized as problem, see page 8.

FIXED INCOME PORTFOLIO MONITORING

     The Company writes down to fair value any fixed income security that is classified as other than temporarily impaired in the period the security is deemed to be other than temporarily impaired. Inherent in the Company's evaluation of a particular security are assumptions and estimates about the operations of the issuer and its future earnings potential. Some of the factors considered in evaluating whether a decline in fair value is other than temporary are:
          - The Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value;
          - The recoverability of principal and interest;
          - The duration and extent to which the fair value has been less than amortized cost for fixed income securities;
          - The financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and
          - The specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity.

     There are a number of risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include the risks that:

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

          - The economic outlook is worse than anticipated and has a greater adverse impact on a particular issuer than anticipated;
          - The Company's assessment of a particular issuer's ability to meet all of its contractual obligations changes based on changes in the facts and circumstances related to that issuer; and
          - New information is obtained or facts and circumstances change that cause a change in the Company's ability or intent to hold a security to maturity or until it recovers in value.

     These risks and uncertainties could result in a charge to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to Net income, would not have a significant impact on Shareholder's equity since the portfolio is held at fair value and as a result, the related unrealized gain (loss), net of tax, would already be reflected as Accumulated other comprehensive income in Shareholder's equity.

     The Company has an extensive monitoring process to identify fixed income securities whose carrying value may be other than temporarily impaired. This process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost for fixed income securities is below established thresholds and time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults. Securities with an unrealized loss of greater than 20% of their amortized cost for fixed income securities for a period of six months or more, are identified through this process. The securities identified, in addition to other securities for which the Company may have concern, are evaluated based on facts and circumstances for inclusion on a watch list. Securities on the watch list are reviewed in detail to determine whether any other than temporary impairment exists.

     The Company monitors the quality of its fixed income portfolio, in part, by categorizing certain investments as problem, restructured or potential problem. Problem fixed income securities are securities in default with respect to principal and/or interest and/or securities issued by companies that have gone into bankruptcy subsequent to the Company's acquisition of the security. Restructured fixed income securities have modified terms and conditions that were not at current market rates or terms at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, management has serious concerns regarding the borrower's ability to pay future principal and interest, which causes management to believe these securities may be classified as problem or restructured in the future.

     The following table summarizes the problem securities at December 31, 2002.

(IN THOUSANDS)                                                                PERCENT OF TOTAL
                                                 AMORTIZED                      FIXED INCOME
                                                   COST         FAIR VALUE       PORTFOLIO
                                                ------------   ------------   ----------------
Problem                                         $      1,785   $      1,785              0.9%
                                                ------------   ------------     ------------
Total net carrying value                        $      1,785   $      1,785              0.9%
                                                ============   ============     ============
Cumulative write-downs recognized               $      4,323
                                                ============

     The Company has experienced an increase of $1.8 million of fixed income securities categorized as problem as of December 31, 2002 compared to December 31, 2001. The Company did not have any fixed income securities categorized as potential problem or restructured at December 31, 2002. At December 31, 2001, the Company had no securities categorized as problem, restructured or potential problem. The increase in problem assets primarily resulted from poor operating fundamentals as well as liquidity constraints affecting two securities in the utilities and energy sectors of the market in 2002. The Company expects eventual recovery in these sectors but evaluated each fixed income security in these sectors through its watch list process at December 31, 2002 and recorded write-downs when appropriate. While it is possible for these balances to increase in the future if economic conditions continue to be unfavorable, the total amount of securities in these categories is expected to remain a relatively low percentage of the total fixed income securities portfolio.

     The following table describes the components of pre-tax realized capital gains and losses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

                                                            YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------
(IN THOUSANDS)                                        2002            2001            2000
                                                  ------------    ------------    ------------
Investment write-downs                            $     (4,323)   $          -    $          -
Sales - fixed income securities                            239          (1,352)            (95)
                                                  ------------    ------------    ------------
Total pre-tax realized capital gains and losses   $     (4,084)   $     (1,352)   $        (95)
                                                  ============    ============    ============

     The Company recorded losses on fixed income securities of $4.1 million for the year ended December 31, 2002, which was driven by the fourth quarter write-down of a major international energy and utility company of $2.7 million. The write-down was taken when the parent company withdrew financial support from one of its European subsidiaries, resulting in the subsidiary filing for Administration in the United Kingdom. The credit profile of the company and other subsidiaries has since stabilized due to several initiatives taken by management to improve liquidity. Additionally, in the third quarter a security issued by a global energy and utility company which had missed coupon payments due to severely constrained liquidity was written down by $1.6 million. Some sectors of the utility industry are under severe fundamental and technical pressure and the Company is monitoring the industry very closely.

SHORT-TERM INVESTMENTS

     The Company's short-term investment portfolio was $3.2 million and $6.9 million at December 31, 2002 and 2001, respectively. The Company invests available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of one year or less.

CASH

     At December 31, 2002, the Cash balance was $130.2 million compared to $43.8 million at December 31, 2001. The increase of $86.4 million is primarily a result of timing differences between when deposits from fixed annuity sales were received and when those deposits were transferred to ALIC under the Company's reinsurance agreement. As a result, there was a corresponding increase in Payable to affiliates.

REINSURANCE RECOVERABLE, CONTRACTHOLDER FUNDS AND RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS

     Under accounting principles generally accepted in the United States of America ("GAAP"), when reinsurance contracts do not relieve the ceding company of legal liability to contractholders, the ceding company is required to report reinsurance recoverables arising from these contracts separately as assets. The liabilities for the contracts are reported as Contractholder funds, Reserves for life-contingent contract benefits, or Separate Accounts liabilities depending on the characteristics of the contracts. The Company reinsures all reserve liabilities with ALIC or other non-affiliated reinsurers. Reinsurance recoverable and the related Reserve for life-contingent contract benefits and Contractholder funds are reported separately in the Statements of Financial Position, while the assets which support the Separate Accounts liabilities are reflected as Separate Accounts assets.

     At December 31, 2002, Contractholder funds increased to $11.66 billion from $9.29 billion at December 31, 2001 as the result of new and additional deposits from fixed annuities and interest credited to contractholder funds partially offset by surrenders, withdrawals and benefit payments. Reserves for life-contingent contract benefits increased $336.7 million to $1.10 billion at December 31, 2002 resulting from new sales of structured settlement and immediate annuities and other life-contingent products, partially offset by benefits paid. Reinsurance recoverable from ALIC and Reinsurance recoverable from non-affiliates increased correspondingly by $2.58 billion and $125.6 million, respectively, due to the increase in contractholder obligations discussed above. Under the reinsurance agreements with ALIC and other non-affiliated reinsurers, all contractholder obligations are reinsured.

     The Company purchases reinsurance after evaluating the financial condition of the reinsurer, as well as the terms and price of coverage. The Company reinsures certain of its risks to non-affiliated reinsurers under yearly renewable term and coinsurance agreements. Yearly renewable term and coinsurance agreements result in the passing of a portion of the risk to the reinsurers. Generally, the reinsurer receives a proportionate amount of the premiums less commissions and is liable for a corresponding proportionate amount of all benefit payments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     The Company continuously monitors the credit worthiness of reinsurers. As of December 31, 2002, all non-affiliated ceded premiums were reinsured under uncollateralized reinsurance agreements with companies that had a financial strength rating above investment grade level, as measured by at least one of the major rating agencies. In certain cases, these ratings refer to the financial strength of the affiliated group or parent company of the reinsurer.

SEPARATE ACCOUNTS

     Separate Accounts assets and liabilities decreased 9.7% to $1.41 billion at December 31, 2002 compared to the December 31, 2001 balance. The decrease was primarily attributable to declines in the fair value of the Separate Accounts investment portfolios due to equity market conditions, surrenders and withdrawals and expense charges, partially offset by sales of variable annuity contracts and transfers from the fixed account contract option to variable Separate Accounts funds.

     The assets related to variable contracts are legally segregated and reflected as Separate Accounts. The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and therefore, are not included in the Company's Statements of Operations and Comprehensive Income. Revenues to the Company from the Separate Accounts consist of contract charges related to maintenance and administration, mortality, early surrender and expenses, which are ceded to ALIC.

     Absent any contract provision wherein the Company guarantees either a minimum return of account value upon death or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the underlying mutual funds of the Separate Accounts may not meet their stated investment objectives. The risk and associated cost of these contract guarantees are ceded to ALIC in accordance with the reinsurance agreements.

MARKET RISK

     Market risk is the risk that the Company will incur losses due to adverse changes in equity prices or interest rates. The Company's primary market risk exposure is to changes in interest rates, although the Company also has certain exposures to changes in equity prices in its product liabilities; this risk is transferred to ALIC in accordance with the reinsurance agreements.

CORPORATE OVERSIGHT

     The Company administers and oversees the investment risk management processes primarily through its Board of Directors and the Credit and Risk Management Committee ("CRMC"). The Board of Directors provides executive oversight of investment activities. The CRMC is a senior investment management committee consisting of the Chief Investment Officer, the Investment Risk Manager, and other investment officers who are responsible for the day-to-day management of investment risk. The CRMC meets at least monthly to provide detailed oversight of investment risk, including market risk.

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

     The day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by the investment policy. The Company has implemented a comprehensive daily measurement process, administered by the Investment Risk Manager, for monitoring compliance with limits established by the investment policy.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

INTEREST RATE RISK

     Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates, as the Company invests substantial funds in interest-sensitive assets.

     One of the measures used to quantify this exposure is duration. Duration measures the sensitivity of the fair value of assets to changes in interest rates. For example, if interest rates increase by 1%, the fair value of an asset with a duration of 5 is expected to decrease in value by approximately 5%. The Company's asset duration was approximately 3.9 and 3.8 at December 31, 2002 and 2001, respectively.

     To calculate duration, the Company projects asset cash flows and discounts them to a net present value basis using a risk-free market rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at alternative levels of interest rates, and determining the percentage change in fair value from the base case. The projections include assumptions (based upon historical market and Company specific experience) reflecting the impact of changing interest rates on the prepayment, lapse, leverage and/or option features of instruments, where applicable. Such assumptions relate primarily to mortgage-backed securities, collateralized mortgage obligations, and municipal and corporate obligations.

     Based upon the information and assumptions the Company uses in its duration calculation and interest rates in effect at December 31, 2002, management estimates that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of its assets identified above by approximately $7.8 million versus $7.1 million at December 31, 2001. The selection of a 100 basis point immediate parallel increase in interest rates should not be construed as a prediction by the Company's management of future market events, but only as an illustration of the potential impact of such an event.

     To the extent that conditions differ from the assumptions used, the Company's duration and rate shock measures could be significantly impacted. Additionally, the Company's calculation assumes that the current relationship between short-term and long-term interest rates (the term structure of interest rates) will remain constant over time. As a result, these calculations may not fully capture the impact of non-parallel changes in the term structure of interest rates and/or large changes in interest rates.

EQUITY PRICE RISK

     Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a mutual fund or stock index.

     At December 31, 2002 and 2001, the Company had Separate Account assets totaling $1.41 billion and $1.57 billion, respectively. The Company earns contract charges as a percentage of account values. In the event of an immediate decline of 10% in the account values due to equity market declines, the Company would earn approximately $2.0 million less in annualized fee income at December 31, 2002, which would be ceded to ALIC. This is a decrease from the $2.2 million amount determined at December 31, 2001.

     Generally at the time of purchase, the contractholders of variable annuity contracts receive a guaranteed minimum death benefit ("GMDB") and, for certain contracts, may elect to purchase an enhanced GMDB or guaranteed minimum income benefit ("GMIB"). The Company charges a fee for these guarantees that is generally calculated as a percentage of the account value. Both types of guarantees subject the Company to additional equity risk as the beneficiary or contractholder may receive a benefit for an amount greater than the account value under contractually defined circumstances and terms, which would be ceded to ALIC. GMDBs may be payable upon death, while GMIBs may be payable on or after the ten-year anniversary of the contract if the contractholder elects to receive a defined stream of payments ("annuitize"). All variable annuity contract charges and fees, liabilities and benefits, including the GMDBs and GMIBs are ceded to ALIC in accordance with the reinsurance agreement, thereby limiting the Company's equity risk exposure.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES

     The Company's capital resources consist of Shareholder's equity. The following table summarizes the Company's capital resources at December 31:

(IN THOUSANDS)                                      2002           2001           2000
                                                ------------   ------------   ------------
Common stock, additional capital paid in and
  retained income                               $    191,778   $    186,870   $    179,846
Accumulated other comprehensive income                10,822          4,930          2,112
                                                ------------   ------------   ------------
  Total shareholder's equity                    $    202,600   $    191,800   $    181,958
                                                ============   ============   ============

SHAREHOLDER'S EQUITY

     Shareholder's equity increased $10.8 million during the year ended December 31, 2002 when compared to December 31, 2001, due to an increase in Unrealized net capital gains resulting in other comprehensive income of $5.9 million and Net income of $4.9 million. Shareholder's equity increased during 2001, as well as 2000, due to Net income of $7.0 million and $7.9 million, respectively, and an increase in Unrealized net capital gains of $2.8 million and $3.1 million, respectively. In December 2000, the Company received a $10 million capital contribution from ALIC.

FINANCIAL RATINGS AND STRENGTH

     The Company shares the insurance financial strength ratings of its parent, ALIC, because substantially all business is reinsured to ALIC. The Company's insurance financial strength was rated Aa2, AA+, and A+(r) by Moody's, Standard & Poor's and A.M. Best, respectively, at December 31, 2002.

     None of these ratings were changed during 2002. The Company's and ALIC's insurance financial strength ratings have remained at the same consistently high levels for the last five years (Aa2 "excellent" by Moody's, AA and AA+ "very strong" by Standard & Poor's and A+ "superior" by A.M. Best). On a relative basis, these rating positions have improved in light of the significant volume of rating downgrades of other companies in the industry during 2002. Since February 2002, Standard & Poor's rating outlook for ALIC and its rated subsidiaries and affiliates, including the Company, has been "negative". In November 2002, Standard & Poor's reaffirmed the AA+ rating of the Company and ALIC, but left the outlook unchanged. In January 2003, A.M. Best Company newly assigned a "positive" rating outlook for the Company and ALIC.

     The Company's ratings are influenced by many factors including operating and financial performance, asset quality, asset/liability management, overall portfolio mix, the amount of financial leverage (i.e., debt), exposure to

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

risks, as well as the current level of operating leverage.

     The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The standard is based on a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. The RBC formula establishes capital requirements relating to insurance, business, asset and interest rate risks. At December 31, 2002, RBC for the Company was significantly above levels that would require regulatory actions.

     The NAIC has also developed a set of financial relationships or tests known as the Insurance Regulatory Information System to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or actions from insurance regulatory authorities. The NAIC analyzes data provided by insurance companies using prescribed financial data ratios each with defined "usual ranges." Generally, regulators will begin to monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. The Company is currently not under regulatory scrutiny based on these ratios.

LIQUIDITY

     The principal, potential sources of funds for the Company include the following activities:

          Premiums and deposits
          Reinsurance recoveries
          Receipts of principal, interest and dividends on investments Sales of investments
          Intercompany loans
          Capital contributions from ALIC

     The principal, potential uses of funds for the Company include the following activities:

          Payment of contract benefits, maturities, surrenders and withdrawals Reinsurance cessions and payments
          Operating costs and expenses
          Purchase of investments
          Repayment of intercompany loans
          Dividends to ALIC

     Under the terms of reinsurance agreements, premiums and deposits, excluding those relating to variable contracts, are transferred primarily to ALIC, which maintains the investment portfolios supporting the Company's products. Payments of contractholder claims, benefits (including GMDBs and GMIBs), contract maturities, contract surrenders and withdrawals and certain operating costs (excluding investment-related expenses), are also reimbursed primarily by ALIC, under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct insurer for risks reinsured. The Company's ability to meet liquidity demands is dependent primarily on ALIC's ability to meet those obligations under the reinsurance program.

     The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The payment of shareholder dividends by the Company without the prior approval of the state insurance regulator is limited by Nebraska law to formula amounts based on statutory surplus and statutory net gain from operations, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that the Company can distribute during 2003 without prior approval of the Nebraska Department of Insurance is $19.2 million.

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

were outstanding for the intercompany loan agreement at December 31, 2002 or 2001. The Corporation uses commercial paper borrowings and bank lines of credit to fund intercompany borrowings.

REGULATIONS AND LEGAL PROCEEDINGS

     The Company is subject to changing social, economic and regulatory conditions. State and federal regulatory initiatives and proceedings have varied and have included efforts to remove barriers preventing banks from engaging in the securities and insurance businesses, to change tax laws affecting the taxation of insurance companies and the tax treatment of insurance products which may impact the relative desirability of various personal investment products, and to expand overall regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

     The Company sells its products through a variety of distribution channels including Allstate agencies. Consequently, the outcome of some legal proceedings that involve AIC regarding the Allstate agencies may have an impact on the Company.

     AIC is defending various lawsuits involving worker classification issues. Examples of these lawsuits include a number of putative class actions challenging the overtime exemption claimed by AIC under the Fair Labor Standards Act or state wage and hour laws. These class actions mirror similar lawsuits filed recently against other carriers in the industry and other employers. Another example involves the worker classification of staff working in agencies. In this putative class action, plaintiffs seek damages under the Employee Retirement Income Security Act ("ERISA") and the Racketeer Influenced and Corrupt Organizations Act alleging that agency secretaries were terminated as employees by AIC and rehired by agencies through outside staffing vendors for the purpose of avoiding the payment of employee benefits. A putative nationwide class action filed by former employee agents also includes a worker classification issue; these agents are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. AIC has been vigorously defending these and various other worker classification lawsuits. The outcome of these disputes is currently uncertain.

     In addition, on August 6, 2002, a petition was filed with the National Labor Relations Board ("NLRB") by the United Exclusive Allstate Agents, Office and Professional Employees International Union (the "OPEIU"), seeking certification as the collective bargaining representative of all Allstate agents in the United States. On December 2, 2002, the Chicago Regional Director of the NLRB dismissed the petition, agreeing with AIC's position that the agents are independent contractors, not employees, and that, consequently, the NLRB lacks jurisdiction over the issue. The OPEIU has requested that the NLRB in Washington, D.C. review the dismissal by the Chicago Regional Director. The request for appeal has not been accepted yet. If it is, AIC will vigorously oppose the appeal. The outcome is currently uncertain.

     AIC is also defending certain matters relating to its agency program reorganization announced in 1999. These matters include an investigation by the U.S. Department of Labor and a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission ("EEOC") with respect to allegations of retaliation under the Age Discrimination in Employment Act, the Americans with Disabilities Act and Title VII of the Civil Rights Act of 1964. A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, breach of contract and age discrimination. AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization. In addition, AIC is defending certain matters relating to its life agency program reorganization announced in 2000. These matters include an investigation by the EEOC with respect to allegations of age discrimination and retaliation. AIC is cooperating fully with the agency investigation and will continue to vigorously defend these and other claims related to the life agency program reorganization. The outcome of these disputes is currently uncertain.

     The Company is currently defending a nationwide class action, alleging among other things, breach of contract and breach of the implied covenant of good faith and fair dealing as a result of a change in the rate and cap on an annuity product. The court certified the class and entered summary judgment in favor of the Company and against the certified class. Plaintiff has filed notice of appeal. The Company has been vigorously defending the suit. The outcome of the appeal is currently uncertain.

     Various other legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the target of an increasing number of class action lawsuits and other types of litigation, some of which involve claims for substantial and/or indeterminate amounts (including punitive and treble damages) and the outcomes of which are unpredictable. This litigation is based on a variety of issues including insurance and claim settlement practices. However, at this time, based on their present status and the existence of the reinsurance agreement with ALIC, it is the opinion of management that the ultimate liability, if any, in one or more of these other actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

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

     State insurance laws require the Company to file statutory-basis financial statements with insurance departments in all states in which the Company does business. The operations of the Company and the accounts are subject to examination by those departments at any time. The Company prepares statutory-basis financial statements in accordance with accounting practices and procedures prescribed or permitted by the State of Nebraska.

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

MARKET CONDUCT REGULATION

     State insurance laws and regulations include numerous provisions governing the marketplace activities of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

insurers, including provisions governing the form and content of disclosure to customers, illustrations, advertising, sales practices and complaint handling. State regulatory authorities generally enforce these provisions through periodic market conduct examinations.

FEDERAL REGULATION AND SECURITIES OPERATIONS

     The Company's variable annuity and variable life insurance products generally are considered securities within the meaning of federal and state securities laws and are registered under the Securities Act of 1933 and are subject to regulation by the SEC, the National Association of Securities Dealers ("NASD") and state securities regulations. The Company's Separate Accounts are registered as investment companies under the Investment Company Act of 1940.

GUARANTY FUNDS

     Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to contractholders and claimants. Amounts assessed to each company are typically related to its proportion of business written in a particular state. The Company's expenses related to these funds are immaterial and are ceded to ALIC under reinsurance agreements.

PENDING ACCOUNTING STANDARDS

     On July 31, 2002, the American Institute of Certified Public Accountants issued an exposure draft Statement of Position ("SOP") entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The accounting guidance contained in the proposed SOP applies to several of the Company's products and product features. The proposed effective date of the SOP is for fiscal years beginning after December 15, 2003, with earlier adoption encouraged. If adopted early, the provisions of the SOP must be applied as of the beginning of the fiscal year. Accordingly, if the SOP were adopted during an interim period of 2003, prior interim periods would be restated. A provision of the proposed SOP requires the establishment of a liability in addition to the account balance for contracts and contract features that provide guaranteed death or other insurance benefits. The finalized SOP may also require a liability for guaranteed income benefits. These liabilities are not currently recognized by the Company, and their establishment may have a material impact on the amounts ceded to and reinsurance recoverable from ALIC depending on the market conditions at the time of adoption, but are not expected to have a material impact on the Company's Statements of Financial Position.

     The Financial Accounting Standards Board ("FASB") has exposed guidance that addresses the accounting for certain modified coinsurance agreements. The guidance has been exposed as FASB Interpretation of Statement 133 Implementation Issue No. B36, "Embedded Derivatives: Bifurcation of a Debt Instrument That Incorporates Both Interest Rate Risk and Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of That Instrument." The proposed guidance requires recognizing an embedded derivative in certain reinsurance agreements when certain conditions are met. The initial impact of adopting the proposed guidance would be recorded as a cumulative adjustment to Net income in the first fiscal quarter beginning after June 15, 2003. The provisions of the proposed guidance, as currently drafted and interpreted, would not have a material impact on the Company's reinsurance balances that would be subject to the proposed guidance. Accordingly, the potential impact of recognizing embedded derivatives pursuant to the requirements of the proposed guidance is expected to be immaterial to both the Company's Statements of Financial Position and Statements of Operations and Comprehensive Income.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     This document contains "forward-looking statements" that anticipate results based on management's estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "expects," "will," "anticipates," "estimates," "intends," "believes," "likely," and other words with similar meanings. These statements may address, among other things, the Company's strategy for growth, product development, regulatory approvals, market position, expenses, financial results and reserves. Management believes that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. In addition to the normal risks of business, the Company is subject to significant risk and uncertainties, including those listed below which apply to it as an insurance business and a provider of other financial services.

     - There is uncertainty involved in the availability of reinsurance and estimating the collectibility of reinsurance recoverables. This uncertainty arises from a number of factors, including whether losses meet the qualifying conditions of the reinsurance contracts and whether the reinsurers, or their affiliates, have the financial capacity and willingness to pay.

     - The Corporation is continuing to examine the potential exposure of its operations to acts of terrorism and to evaluate methods of addressing this exposure in the best interests of the shareholders, contractholders, the lending community and regulators. In the event that a terrorist act occurs, the Corporation may be adversely impacted, depending on the nature of the event. The Corporation is also evaluating the impact of the federal Terrorism Risk Insurance Act of 2002 (the "Act") on the nature, availability and affordability of commercial insurance coverage for terrorism and the consequent impact on the Company's investments portfolio, particularly in sectors such as airlines and real estate. The Act established a temporary federal program providing for a system of shared public and private compensation for certain insured commercial property and casualty losses resulting from acts of terrorism, as defined by the Act.

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

     - A declining market could negatively impact the credit quality of the Company's investment portfolio as adverse equity markets also affect issuers of securities held by the Company. Declines in the quality of the portfolio could cause additional realized losses on securities.

     - Changes in interest rates could also reduce the profitability of the Company's spread-based products, particularly interest-sensitive life insurance and investment products, as the difference between the amount that the Company is required to pay on such products and the rate of return earned on the related investments could be reduced. Changes in market interest rates as compared to rates offered on some of the Company's products could make those products less attractive if competitive investment margins are not maintained, leading to lower sales and/or changes in the level of surrenders and withdrawals for these products. The Company's products generally have the flexibility to adjust crediting rates to reflect higher or lower investment returns. However, this flexibility is limited by contractual minimum crediting rates. Additionally, unanticipated surrenders could cause acceleration of amortization of deferred policy acquisition costs ("DAC") or impact the recoverability of DAC and thereby increase expenses ceded to ALIC and reduce current period profitability of ALIC. ALIC seeks to limit its exposure to this risk by regularly monitoring DAC recoverability. In addition, the Company offers a diverse group of products, periodically reviews and revises crediting rates and provides for surrender charges in the event of early withdrawal.

     - The Company amortizes DAC related to interest-sensitive life insurance, variable annuities and investment contracts in proportion to estimated future gross profits ("EGP") over the estimated lives of the contracts. Periodically, the Company updates the assumptions underlying EGP, which include margins from mortality, including guaranteed minimum death and income benefits, investment margin, including realized capital gains and losses, contract administration, surrender and other contract charges, less maintenance expenses, in order to reflect actual and expected experience and its potential impact to the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

        valuation of DAC. Updates to these assumptions could result in adjustment to the cumulative amortization of DAC ceded to ALIC. For example, reduced EGP resulting from declines in contract charges assessed against declining Separate Accounts' balances resulting from poor equity market performance, could result in accelerated amortization of DAC. An adjustment, if any, may have a material effect on the results of operations ceded to ALIC.

     - The impact of decreasing Separate Accounts balances resulting from volatile equity market conditions, underlying fund performance and the performance of distributors could cause contract charges earned by the Company and ceded to ALIC to decrease and lead to an increase in exposure of the Company to pay GMDBs and GMIBs. Poor fund performance could also result in higher partial withdrawals of account value, which, for some contracts, do not reduce the GMDB in a proportional amount. In addition, it is possible that the assumptions and projections used by the Company in establishing prices for the GMDBs and GMIBs, particularly assumptions and projections about investment performance, do not accurately anticipate the level of costs the Company will ultimately incur and cede to ALIC in providing those benefits, resulting in adverse mortality margin trends that may have a material effect on ALIC's results of operations. These factors may result in accelerated DAC amortization ceded to ALIC and require increases in statutory reserves which reduce ALIC's statutory capital and surplus.

     - Conditions in the U.S. and international stock markets can have an impact on the Company's variable annuity sales. In general, sales of variable annuities increase when the stock markets are rising over an extended period of time and decrease when stock markets are falling over an extended period of time.

     - In order to manage interest rate risk, from time to time the Company manages the effective duration of assets in the investment portfolio. Adjustments made to modify durations may have an impact on the value of the investment portfolio and on investment income.

     - Management believes the reserves for life-contingent contract benefits are adequate to cover ultimate policy benefits, despite the underlying risks and uncertainties associated with their determination when payments will not be made until well into the future. Reserves are based on many assumptions and estimates, including estimated premiums to be received over the assumed life of the policy, the timing of the event covered by the insurance policy, the amount of contract benefits to be paid and the investment returns on the assets purchased with the premiums received. The Company periodically reviews and revises its estimates. If future experience differs from assumptions, it may have a material impact on the results of operations ceded to ALIC.

     - State and federal laws and regulations affect the taxation of insurance companies and life insurance and annuity products. From time to time, Congress has considered proposals that, if enacted, could impose a greater tax burden on the Company or could have an adverse impact on the federal income tax treatment of some insurance products offered by the Company, including the favorable policyholder tax treatment currently applicable to deferred and immediate annuities, and life insurance, including interest-sensitive life insurance. Such proposals have included legislation relating to the deferral of taxation on the accretion of value within certain annuities and life insurance products. Recent proposals to eliminate the double taxation of dividends and to permit the establishment of tax-free lifetime savings and retirement savings accounts could substantially reduce the tax-advantaged nature of many insurance products. If such proposals were to be adopted, they could have a material adverse effect on the Company's financial position or the Company's ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, recent changes in the federal estate tax laws have negatively affected the demand for the types of life insurance used in estate planning.

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

     - The Company is affiliated with various entities registered under the federal securities laws as broker-dealers, investment advisers and/or investment companies. These entities are subject to the regulatory jurisdiction of the SEC, the NASD and/or, in some cases, state securities administrators. The laws regulating the securities products and activities of the Company are complex, numerous and subject to change. As with any highly regulated industry, there is some degree of risk of regulatory non-compliance; however ALIC has in place various legal and compliance personnel, procedures and systems designed to reasonably assure compliance with these requirements.

     - While positive operating cash flows are expected to continue to meet the Corporation's liquidity requirements, the Corporation's liquidity could be constrained by a catastrophe, or multiple catastrophes, which result in extraordinary losses, a downgrade of the Corporation's long-term debt rating of A1 and A+ (from Moody's and Standard & Poor's, respectively) to non-investment grade status of below Baa3/BBB-, a downgrade of AIC's insurance financial strength rating from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/B+, or a downgrade in ALIC's or the Company's insurance financial strength rating from Aa2, AA+ and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Aa3/AA-/A-. In the event of a downgrade of the Corporation's or AIC's rating, ALIC and its subsidiaries including the Company, could also experience a similar downgrade.

     - The events of September 11, 2001, and the resulting disruption in the financial markets revealed weaknesses in the physical and operational infrastructure that underlies the U.S. and worldwide financial systems. Those weaknesses did not impair the Company's liquidity in the wake of September 11, 2001. However, if an event of similar or greater magnitude occurred in the future and if the weaknesses in the physical and operational infrastructure of the U.S. and worldwide financial systems are not remedied, the Company could encounter significant difficulties in transferring funds, buying and selling securities and engaging in other financial transactions that support its liquidity.

     - Insurance financial strength ratings are an important factor in establishing the competitive position of insurance companies and, generally, may be expected to have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change a company's ratings due to, for example, a decline in the value of a company's investment portfolio or increased liabilities for variable contracts due to additional GMDB and GMIB exposure resulting from market declines. A multiple level downgrade of the Corporation, AIC, ALIC or the Company, while not expected, could have a material adverse affect on the Company's sales, including the competitiveness of the Company's product offerings, its ability to market products, and its financial condition and results of operations ceded to ALIC. Also, the rating agencies have a variety of policies and practices regarding the relationships among ratings of affiliated entities. As such, the ratings of the Company or ALIC could be affected by changes in ratings of AIC and/or the Corporation.

     - State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures generally require the Company to maintain insurance financial strength ratings. These restrictions affect the Company's ability to pay shareholder dividends to ALIC and to use its capital in other ways.

     - An exposure draft SOP entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" applies to several of the Company's products and product features. A provision requires the establishment of a liability in addition to the account balance for contracts and contract features that provide guaranteed death or other insurance benefits. The Company does not currently hold liabilities for GMDB features covered by the SOP or GMIBs. If the SOP is adopted, the Company's establishment of these liabilities could have a material impact on the amounts ceded to and reinsurance recoverable from ALIC depending on the market conditions at the time of adoption.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     - In recent years the state insurance regulatory framework has come under increased federal scrutiny and legislation that would provide for optional federal chartering of insurance companies has been introduced in Congress. In addition, state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation. The Company cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect any such measures would have on the Company.

     - The Gramm-Leach-Bliley Act of 1999 permits mergers that combine commercial banks, insurers and securities firms under one holding company. Until passage of the Gramm-Leach-Bliley Act of 1999, the Glass Steagall Act of 1933 had limited the ability of banks to engage in securities-related businesses and the Bank Holding Company Act of 1956 had restricted banks from being affiliated with insurers. With the passage of the Gramm-Leach-Bliley Act of 1999, bank holding companies may acquire insurers and insurance holding companies may acquire banks. In addition, grandfathered unitary thrift holding companies, including the Corporation, may engage in activities that are not financial in nature. The ability of banks to affiliate with insurers may materially adversely affect all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors.

     - Like other members of the insurance industry, the Company is the target of an increasing number of class action lawsuits and other types of litigation, some of which involve claims for substantial and/or indeterminate amounts (including punitive and treble damages) and the outcomes of which are unpredictable. GAAP prescribes when the Company has a contingent liability and may reserve for particular risks, including litigation exposures. Therefore, results ceded to ALIC for a given period could be significantly adversely affected when a reserve is established for litigation.

     - The design of any system of controls and procedures, including internal controls and disclosure controls and procedures, is based in part upon assumptions about the likelihood of future events. Therefore, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     - The impact of The Sarbanes-Oxley Act of 2002 on the business of the Company is being evaluated but cannot be completely determined at this time.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements filed with this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No disclosure required by this Item.

PART III

ITEM 14. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of the filing of this report and under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures with respect to its annual reports on Form 10-K, its quarterly reports on Form 10-Q and its current reports on Form 8-K to be filed with the SEC. Based upon that evaluation, the principal executive officer and the principal financial officer concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q and its current reports on Form 8-K. "Disclosure controls and procedures" are those controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. They include controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under that Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     In addition, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents Filed as Part of This Report

     1. Financial Statements. The Registrant's financial statements, for the years ended December 31, 2002, 2001 and 2000, together with the Independent Auditors' Report are set forth on pages F-1 to F-19 of this report.

     2. Financial Statement Schedules. The following are included in Part IV of this report:

     Schedule IV - Reinsurance page F-20

     All other schedules have been omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

     3. Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed under the caption "Exhibits" in Item 15(c).

     (b) Reports On Form 8-K

     No reports on Form 8-K were filed for the quarter ended December 31, 2002.

     (c) Exhibits

     Exhibit No.    Description
     -----------    -----------
     3(i)           Amended and Restated Articles of Incorporation of
                    Lincoln Benefit Life Company dated September 26, 2000.
                    Incorporated herein by reference to Exhibit 3(i) to
                    Lincoln Benefit Life Company's Quarterly Report on Form
                    10-Q for quarter ended March 31, 2002.

     3(ii)          Amended and Restated By-Laws of Lincoln Benefit Life
                    Company dated July 23, 1997. Incorporated herein by reference to Exhibit 6(b) to Lincoln Benefit Life
                    Variable Life Account Registration Statement No.
                    333-47717 on Form S-6 filed March 11, 1998.

     10.1           Investment Management Agreement and Amendment to
                    Certain Service and Expense Agreements Among Allstate
                    Investments, LLC and Allstate Insurance Company and The
                    Allstate Corporation and Certain Affiliates effective as of January 1, 2002. Incorporated herein by reference to Exhibit 10.3 to Northbrook Life Insurance Company's
                    Quarterly

                    Report on Form 10-Q for quarter ended March 31, 2002.

     10.2 Tax Sharing Agreement dated as of November 12, 1996 among The Allstate Corporation and certain affiliates.
                    Incorporated herein by reference to Exhibit 10.4 to Northbrook Life Insurance Company's Quarterly Report on
                    Form 10-Q for the quarter ended March 31, 2002.

     10.3           Cash Management Services Master Agreement between
                    Allstate Insurance Company and Allstate Bank (aka
                    Allstate Federal Savings Bank) dated March 16, 1999.
                    Incorporated herein by reference to Exhibit 10.4 to Lincoln Benefit Life Company's Quarterly Report on Form
                    10-Q for quarter ended March 31, 2002.

     10.4           Amendment No.1 to Cash Management Services Master
                    Agreement effective January 5, 2001. Incorporated herein by reference to Exhibit 10.5 to Lincoln Benefit
                    Life Company's Quarterly Report on Form 10-Q for quarter ended March 31, 2002.

     10.5           Service and Expense Agreement among Allstate Insurance
                    Company and The Allstate Corporation and Certain
                    Insurance Subsidiaries dated January 1, 1999.
                    Incorporated herein by reference to Exhibit 10.2 to Northbrook Life Insurance Company's Quarterly Report on
                    Form 10-Q for quarter ended March 31, 2002.

     10.6           Administrative Services Agreement between Allstate Life
                    Insurance Company and Lincoln Benefit Life Company dated October 1, 1996. Incorporated herein by reference to Exhibit 10.1 to Lincoln Benefit Life Company's
                    Quarterly Report on Form 10-Q for quarter ended June
                    30, 2002.

     10.7           Administrative Services Agreement between Allstate Life
                    Insurance Company and Lincoln Benefit Life Company effective February 1, 1998. Incorporated herein by reference to Exhibit 10.2 to Lincoln Benefit Life
                    Company's Quarterly Report on Form 10-Q for quarter ended June 30, 2002.

     10.8 Service Agreement between Lincoln Benefit Life Company and Allstate Financial Services, LLC effective April 1,
                    1998. Incorporated herein by reference to Exhibit 10.3 to Lincoln Benefit Life Company's Quarterly Report on
                    Form 10-Q for quarter ended June 30, 2002.

     10.9           Administrative Services Agreement between Allstate Life
                    Insurance Company and Lincoln Benefit Life Company, effective September 1, 1998 and as amended effective
                    June 19, 2000. Incorporated herein by reference to
                    Exhibit 10.4 to Lincoln Benefit Life Company's
                    Quarterly Report on Form 10-Q for quarter ended June
                    30, 2002.

     10.10          Administrative Service Agreement between Lincoln
                    Benefit Life Company and ALFS, Inc., effective December
                    1, 1998. Incorporated herein by reference to Exhibit
                    10.5 to Lincoln Benefit Life Company's Quarterly Report on Form 10-Q for quarter ended June 30, 2002.

     10.11          Principal Underwriting Agreement between Lincoln
                    Benefit Life Company and ALFS, Inc., effective November
                    25, 1998. (Variable Universal Life Account).
                    Incorporated herein by reference to Exhibit 10.6 to Lincoln Benefit Life Company's Quarterly Report on Form
                    10-Q for quarter ended June 30, 2002.

     10.12          Principal Underwriting Agreement between Lincoln
                    Benefit Life Company and ALFS, Inc., effective November
                    25, 1998. (Variable Annuity Account). Incorporated herein by reference to Exhibit 10.7 to Lincoln Benefit
                    Life Company's Quarterly Report on Form 10-Q for quarter ended June 30, 2002.

     10.13          Coinsurance Agreement between Allstate Life Insurance
                    Company and Lincoln Benefit Life Company, effective
                    December 31, 2001. Incorporated herein by reference to
                    Exhibit 10.11 to Lincoln Benefit Life Company's
                    Quarterly Report on Form 10-Q for quarter ended June
                    30, 2002.

     10.14          Modified Coinsurance Agreement between Allstate Life
                    Insurance Company and Lincoln Benefit Life Company, effective December 31, 2001. Incorporated herein by reference to Exhibit 10.12 to Lincoln Benefit Life
                    Company's Quarterly Report on Form 10-Q for quarter ended June 30, 2002.

     10.15          Modified Coinsurance Agreement between Allstate Life
                    Insurance Company and Lincoln Benefit Life Company, effective December 31, 2001. Incorporated herein by reference to Exhibit 10.13 to Lincoln Benefit Life
                    Company's Quarterly Report on Form 10-Q for quarter ended June 30, 2002.

     23             Independent Auditors' Consent.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LINCOLN BENEFIT LIFE COMPANY
                                   (Registrant)

March 24, 2003                     /s/ Samuel H. Pilch
                                   -------------------
                                   By: Samuel H. Pilch
                                   (chief accounting officer and duly authorized
                                   officer of the registrant)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                  TITLE                                  DATE
/s/ Casey J. Sylla         Chairman of the Board,                 March 24, 2003
------------------         Chief Executive Officer and
Casey J. Sylla             a Director
                           (Principal Executive Officer)

/s/ Steven E. Shebik       Senior Vice President,                 March 24, 2003
--------------------       Chief Financial Officer and
Steven E. Shebik           a Director
                           (Principal Financial Officer)

/s/ Lawrence W. Dahl       Director                               March 19, 2003
--------------------
Lawrence W. Dahl

/s/ Margaret G. Dyer       Director                               March 19, 2003
--------------------
Margaret G. Dyer

/s/ Marla G. Friedman      Director                               March 19, 2003
---------------------
Marla G. Friedman

/s/ Douglass F. Gaer       Director                               March 19, 2003
--------------------
Douglass F. Gaer

/s/ John C. Lounds         Director                               March 19, 2003
------------------
John C. Lounds

/s/ J. Kevin McCarthy      Director                               March 19, 2003
---------------------
J. Kevin McCarthy

/s/ Michael J. Velotta     Director                               March 19, 2003
----------------------
Michael J. Velotta

/s/ B. Eugene Wraith       Director                               March 19, 2003
--------------------
B. Eugene Wraith

CERTIFICATIONS

I, Casey J. Sylla, certify that:

1. I have reviewed this annual report on Form 10-K of Lincoln Benefit Life Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

                                                       /s/ Casey J. Sylla
                                                       ------------------
                                                       Casey J. Sylla
                                                       Chairman of the Board and
                                                       Chief Executive Officer

I, Steven E. Shebik, certify that:

1. I have reviewed this annual report on Form 10-K of Lincoln Benefit Life Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

                                                       /s/ Steven E. Shebik
                                                       --------------------
                                                       Steven E. Shebik
                                                       Senior Vice President and
                                                       Chief Financial Officer

                                 CERTIFICATIONS
                 PURSUANT TO 18 UNITED STATES CODE SECTION 1350

     Each of the undersigned hereby certifies that to his knowledge the annual report on Form 10-K for the fiscal year ended December 31, 2002 of Lincoln Benefit Life Company (the "Company") filed with the Securities and Exchange Commission fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification accompanies this annual report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.


Date: March 24, 2003

                                                       /s/ Casey J. Sylla
                                                       ------------------
                                                       Casey J. Sylla
                                                       Chairman of the Board and
                                                       Chief Executive Officer

                                                       /s/ Steven E. Shebik
                                                       --------------------
                                                       Steven E. Shebik
                                                       Senior Vice President and
                                                       Chief Financial Officer

           SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
        PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
          PURSUANT TO SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934

     All of the outstanding common stock of the Company is owned by ALIC. The Company has not provided any of the following items to security holders:

          (1) annual reports to security holders covering the registrant's last fiscal year; or
          (2) proxy statements, forms of proxy or other proxy soliciting materials.

                              FINANCIAL STATEMENTS

                                      INDEX

Financial Statements                                                                      Page
--------------------                                                                      ----
   Independent Auditors' Report                                                           F-1

   Statements of Operations and Comprehensive Income for the Years Ended
     December 31, 2002, 2001 and 2000                                                     F-2

   Statements of Financial Position as of December 31, 2002 and 2001 (as restated)        F-3

   Statements of Shareholder's Equity for the Years Ended December 31, 2002, 2001
     (as restated) and 2000 (as restated)                                                 F-4

   Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000          F-5

   Notes to Financial Statements                                                          F-6

   Schedule IV - Reinsurance for the Years Ended December 31, 2002, 2001 and 2000         F-20

INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF
LINCOLN BENEFIT LIFE COMPANY:

We have audited the accompanying Statements of Financial Position of Lincoln Benefit Life Company (the "Company", an affiliate of The Allstate Corporation) as of December 31, 2002 and 2001, and the related Statements of Operations and Comprehensive Income, Shareholder's Equity and Cash Flows for each of the three years in the period ended December 31, 2002. Our audits also included Schedule IV - Reinsurance. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Schedule IV - Reinsurance, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 12, the accompanying 2001 and 2000 financial statements have been restated.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 5, 2003

                          LINCOLN BENEFIT LIFE COMPANY
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                              YEAR ENDED DECEMBER 31,
                                                     --------------------------------------
(IN THOUSANDS)
                                                        2002          2001          2000
                                                     ----------    ----------    ----------
REVENUES
Net investment income                                $   11,621    $   12,144    $   12,214
Realized capital gains and losses                        (4,084)       (1,352)          (95)
Other expense                                                 -             -           (20)
                                                     ----------    ----------    ----------

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE          7,537        10,792        12,099
Income tax expense                                        2,629         3,768         4,221
                                                     ----------    ----------    ----------

NET INCOME                                                4,908         7,024         7,878
                                                     ----------    ----------    ----------

OTHER COMPREHENSIVE INCOME, AFTER-TAX
Change in unrealized net capital gains and losses         5,892         2,818         3,106
                                                     ----------    ----------    ----------

COMPREHENSIVE INCOME                                 $   10,800    $    9,842    $   10,984
                                                     ==========    ==========    ==========

                       See notes to financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                        STATEMENTS OF FINANCIAL POSITION

(IN THOUSANDS, EXCEPT PAR VALUE DATA)                                                  DECEMBER 31,
                                                                                       ------------   ------------
                                                                                           2002           2001
                                                                                       ------------   ------------
                                                                                                      (AS RESTATED
                                                                                                      SEE NOTE 12)
ASSETS
Investments
   Fixed income securities, at fair value (amortized cost $182,757 and $179,124)       $    199,406   $    186,709
   Short-term                                                                                 3,201          6,856
                                                                                       ------------   ------------
      Total investments                                                                     202,607        193,565

Cash                                                                                        130,249         43,796
Reinsurance recoverable from Allstate Life Insurance Company, net                        12,178,831      9,600,660
Reinsurance recoverable from non-affiliates, net                                            583,849        458,202
Current income taxes receivable                                                                 111              -
Other assets                                                                                 42,045         41,511
Separate Accounts                                                                         1,413,221      1,565,708
                                                                                       ------------   ------------
        TOTAL ASSETS                                                                   $ 14,550,913   $ 11,903,442
                                                                                       ============   ============

LIABILITIES
Contractholder funds                                                                   $ 11,658,966   $  9,287,599
Reserve for life-contingent contract benefits                                             1,096,970        760,264
Current income taxes payable                                                                      -          3,645
Deferred income taxes                                                                         4,587          2,990
Payable to affiliates, net                                                                  116,720         19,193
Other liabilities and accrued expenses                                                       57,849         72,243
Separate Accounts                                                                         1,413,221      1,565,708
                                                                                       ------------   ------------
        TOTAL LIABILITIES                                                                14,348,313     11,711,642
                                                                                       ------------   ------------
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 8)

SHAREHOLDER'S EQUITY
Common stock, $100 par value, 30,000 shares authorized, 25,000 shares issued
      and outstanding                                                                         2,500          2,500
Additional capital paid-in                                                                  126,750        126,750
Retained income                                                                              62,528         57,620
Accumulated other comprehensive income:
   Unrealized net capital gains and losses                                                   10,822          4,930
                                                                                       ------------   ------------
        Total accumulated other comprehensive income                                         10,822          4,930
                                                                                       ------------   ------------
        TOTAL SHAREHOLDER'S EQUITY                                                          202,600        191,800
                                                                                       ------------   ------------
        TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                     $ 14,550,913   $ 11,903,442
                                                                                       ============   ============

                       See notes to financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                       STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                           YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------------
(IN THOUSANDS)
                                                                     2002          2001           2000
                                                                  ----------   ------------   ------------
COMMON STOCK                                                      $    2,500   $      2,500   $      2,500
                                                                  ----------   ------------   ------------
ADDITIONAL CAPITAL PAID-IN
Balance, beginning of year                                           126,750        126,750        116,750
Capital contribution                                                       -              -         10,000
                                                                  ----------   ------------   ------------
Balance, end of year                                                 126,750        126,750        126,750
                                                                  ----------   ------------   ------------

RETAINED INCOME
Balance, beginning of year                                            57,620         50,596         39,521
Adjustment of prior year deferred tax liability (see Note 12)              -             -           3,197
                                                                  ----------   ------------   ------------
Balance, beginning of year, as restated (see Note 12)                 57,620         50,596         42,718
Net income                                                             4,908          7,024          7,878
                                                                  ----------   ------------   ------------
Balance, end of year, as restated (see Note 12)                       62,528         57,620         50,596
                                                                  ----------   ------------   ------------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year                                             4,930          2,112           (994)
Change in unrealized net capital gains and losses                      5,892          2,818          3,106
                                                                  ----------   ------------   ------------
Balance, end of year                                                  10,822          4,930          2,112
                                                                  ----------   ------------   ------------

TOTAL SHAREHOLDER'S EQUITY, as restated (see Note 12)             $  202,600   $    191,800   $    181,958
                                                                  ==========   ============   ============

                       See notes to financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                             --------------------------------------
(IN THOUSANDS)
                                                                                2002          2001          2000
                                                                             ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $    4,908    $    7,024    $    7,878
Adjustments to reconcile net income to net cash provided by operating activities:
         Amortization and other non-cash items                                     (204)         (531)         (868)
         Realized capital gains and losses                                        4,084         1,352            95
         Changes in:
            Life-contingent contract benefits and contractholder funds,
              net of reinsurance recoverables                                     4,255           511        (1,342)
            Income taxes                                                         (5,332)          922         1,570
            Payable to affiliates, net                                           97,527       (25,138)       (3,440)
            Other operating assets and liabilities                              (15,031)       68,347         1,897
                                                                             ----------    ----------    ----------
               Net cash provided by operating activities                         90,207        52,487         5,790
                                                                             ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
         Proceeds from sales                                                     16,847        10,922        15,856
         Investment collections                                                  22,010        15,346         7,430
         Investments purchases                                                  (46,266)      (39,422)      (30,979)
Change in short-term investments, net                                             3,655         4,387        (9,003)
                                                                             ----------    ----------    ----------
               Net cash used in investing activities                             (3,754)       (8,767)      (16,696)
                                                                             ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution                                                                  -             -        10,000
                                                                             ----------    ----------    ----------
               Net cash provided by financing activities                              -             -        10,000
                                                                             ----------    ----------    ----------

NET INCREASE (DECREASE) IN CASH                                                  86,453        43,720          (906)
CASH AT BEGINNING OF YEAR                                                        43,796            76           982
                                                                             ----------    ----------    ----------
CASH AT END OF YEAR                                                          $  130,249    $   43,796    $       76
                                                                             ==========    ==========    ==========

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

     To conform with the 2002 presentation, certain amounts in the prior years' financial statements and notes have been reclassified.

NATURE OF OPERATIONS

     Lincoln Benefit, a single segment entity, markets a diversified group of products to meet customers' lifetime needs in the areas of financial protection and retirement solutions through independent insurance agents, including master brokerage agencies; broker/dealers; and exclusive Allstate agencies. These products include term life insurance; universal life insurance; variable life insurance; single premium life insurance; fixed annuities, including market value adjusted annuities and equity-indexed annuities; immediate annuities; variable annuities and long-term care products. ALFS, Inc. ("ALFS") is the principal underwriter for certain Lincoln Benefit products, such as variable annuities, variable life insurance and market value adjusted annuities. ALFS is a wholly owned subsidiary of ALIC and a registered broker/dealer under the Securities and Exchange Act of 1934.

     The Company is authorized to sell life insurance and annuity products in all states except New York, as well as in the District of Columbia, Guam and the U.S. Virgin Islands. The top geographic locations for premiums and deposits for the Company were California, Illinois, Pennsylvania, Texas and Florida for the year ended December 31, 2002. No other jurisdiction accounted for more than 5% of premiums and deposits. All premiums and deposits are ceded under reinsurance agreements.

     The Company monitors economic and regulatory developments that have the potential to impact its business. Federal legislation has allowed banks and other financial organizations to have greater participation in the securities and insurance businesses. This legislation may present an increased level of competition for sales of the Company's products. Furthermore, state and federal laws and regulations affect the taxation of insurance companies and life insurance and annuity products. From time to time, Congress has considered proposals that, if enacted, could impose a greater tax burden on the Company or could have an adverse impact on the federal income tax treatment of some insurance products offered by the Company, including favorable policyholder tax treatment currently applicable to deferred and immediate annuities, and life insurance, including interest-sensitive life insurance. Recent proposals to eliminate the double taxation of dividends and to permit the establishment of tax-free lifetime savings and retirement savings accounts could substantially reduce the tax-advantaged nature of many insurance products. If such proposals were to be adopted, they could have a material adverse effect on the Company's financial position or ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, recent changes in the federal estate tax laws have negatively affected the demand for the types of life insurance used in estate planning.

     Although the Company currently benefits from agreements with financial services entities that market and distribute its products, change in control or other factors affecting these non-affiliated entities with which the Company has distribution agreements could negatively impact the Company's sales.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

     Fixed income securities include bonds, asset-backed and mortgage-backed securities. All fixed income securities are carried at fair value and may be sold prior to their contractual maturity ("available for sale"). The fair value of publicly traded fixed income securities is based upon independent market quotations. The difference between amortized cost and fair value, net of deferred income taxes, is reflected as a component of Accumulated other comprehensive income. Short-term investments are carried at cost or amortized cost, which approximates fair value.

                          LINCOLN BENEFIT LIFE COMPANY
                         NOTES TO FINANCIAL STATEMENTS

     Investment income consists primarily of interest. Interest is recognized on an accrual basis. Interest income on mortgage-backed and asset-backed securities is determined using the effective yield method, based on estimated principal repayments. Accrual of income is suspended for fixed income securities that are in default or when the receipt of interest payments is in doubt.

     Realized capital gains and losses are determined on a specific identification basis. They include gains and losses on security dispositions and write-downs in value due to other than temporary declines in fair value.

     The Company writes down to fair value any fixed income security that is classified as other than temporarily impaired in the period the security is deemed to be other than temporarily impaired. Inherent in the Company's evaluation of a particular security are assumptions and estimates about the operations of the issuer and its future earnings potential. Some of the factors considered in evaluating whether a decline in fair value is other than temporary are: 1) the Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the recoverability of principal and interest; 3) the duration and extent to which the fair value has been less than amortized cost for fixed income securities; 4) the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect access to liquidity.

RECOGNITION OF INSURANCE REVENUE AND RELATED BENEFITS AND INTEREST CREDITED

     Traditional life insurance products consist principally of products with fixed and guaranteed premiums and benefits, primarily term and whole life insurance products. Premiums from these products are recognized as revenue when due. Benefits are recognized in relation to such revenue so as to result in the recognition of profits over the life of the contract and are reflected in contract benefits.

     Immediate annuities with life contingencies, including certain structured settlement annuities, provide insurance protection over a period that extends beyond the period during which premiums are collected. Gross premiums in excess of the net premium on immediate annuities with life contingencies are deferred and recognized over the contract period. Contract benefits are recognized in relation to such revenue so as to result in the recognition of profits over the life of the contract.

     Interest-sensitive life insurance contracts are insurance contracts whose terms are not fixed and guaranteed. The terms that may be changed include premiums paid by the contractholder, interest credited to the contractholder account balance and any amounts assessed against the contractholder account balance. Premiums from these contracts are reported as deposits to Contractholder funds. Contract charges consist of fees assessed against the contractholder account balance for cost of insurance (mortality risk), contract administration and early surrender. These revenues are recognized when levied against the contractholder account balance. Contract benefits include life-contingent benefit payments in excess of the contractholder account balance.

     Contracts that do not subject the Company to significant risk arising from mortality or morbidity are referred to as investment contracts. Fixed annuities, market value adjusted annuities, equity-indexed annuities, and immediate annuities without life contingencies are considered investment contracts. Deposits received for such contracts are reported as additions to Contractholder funds. Contract charges for investment contracts consist of fees assessed against the contractholder account balance for contract administration and early surrender. These revenues are recognized when levied against the contractholder account balance.

     Interest credited to contractholder funds represents interest accrued or paid for interest-sensitive life insurance contracts and investment contracts. Crediting rates for fixed rate annuities and interest-sensitive life insurance contracts are adjusted periodically by the Company to reflect current market conditions subject to

                          LINCOLN BENEFIT LIFE COMPANY
                         NOTES TO FINANCIAL STATEMENTS

contractually guaranteed rates. Crediting rates for indexed annuities and indexed life products are based on an interest rate index, such as LIBOR or an equity index, such as the S&P 500.

     Separate Accounts products include variable annuities and variable life insurance. The assets supporting these products are legally segregated and available only to settle Separate Accounts contract obligations. Deposits received are reported as Separate Accounts liabilities. Contract charges for these products consist of fees assessed against the Separate Accounts account values for contract maintenance, administration, mortality, expense and early surrender. Contract benefits incurred include guaranteed minimum death benefits paid on variable annuity contracts.

REINSURANCE RECOVERABLE

     The Company has reinsurance agreements whereby all premiums, contract charges, interest credited to contractholder funds, contract benefits and certain expenses are ceded to ALIC and non-affiliated reinsurers (see Notes 3 and 7). The Company also has reinsurance agreements whereby the Company cedes 90%, 80% or 60% of the mortality risk on certain life policies, depending upon the issue year and product, to a pool of eleven non-affiliated reinsurers. The remaining amounts are ceded to ALIC. Beginning in 1998, the Company cedes mortality risk on new business in excess of $2 million per life for individual coverage. For business sold prior to 1998, the Company ceded mortality risk in excess of $350 thousand per life for individual coverage.

     These amounts are reflected net of such reinsurance in the Statements of Operations and Comprehensive Income. Reinsurance recoverable and the related Reserve for life-contingent contract benefits and Contractholder funds are reported separately in the Statements of Financial Position. The Company continues to have primary liability as the direct insurer for the risks reinsured.

     Investment income earned on the assets which support Contractholder funds and the Reserve for life-contingent contract benefits is not included in the Company's financial statements as those assets are owned and managed by ALIC under terms of reinsurance agreements.

INCOME TAXES

     The income tax provision is calculated under the liability method and presented net of reinsurance. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are unrealized capital gains and losses on certain investments and differences in the tax bases of investments. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized.

SEPARATE ACCOUNTS

     The Company issues variable annuities and variable life insurance contracts, the assets and liabilities of which are legally segregated and recorded as assets and liabilities of the Separate Accounts. The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and therefore are not included in the Company's Statements of Operations and Comprehensive Income. Revenues to the Company from the Separate Accounts consist of contract charges for maintenance and administration services, mortality, early surrender and expenses, which are ceded to ALIC.

     Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the underlying mutual funds of the Separate Accounts may not meet their stated investment objectives. The risk and associated cost of these contract guarantees are ceded to ALIC in accordance with the reinsurance agreements.

                          LINCOLN BENEFIT LIFE COMPANY
                         NOTES TO FINANCIAL STATEMENTS

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS

     The Reserve for life-contingent contract benefits, which relates to traditional life insurance and immediate annuities with life contingencies, is computed on the basis of long-term actuarial assumptions as to future investment yields, mortality, morbidity, terminations and expenses. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and contract duration. Detailed reserve assumptions and reserve interest rates are outlined in Note 6.

CONTRACTHOLDER FUNDS

     Contractholder funds arise from the issuance of interest-sensitive life insurance policies and investment contracts. Deposits received are recorded as interest-bearing liabilities. Contractholder funds are equal to deposits received and interest credited to the benefit of the contractholder less surrenders and withdrawals, and contract charges for mortality and administrative expenses. Detailed information on crediting rates and surrender and withdrawal provisions on contractholder funds is outlined in
Note 6.

USE OF ESTIMATES

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PENDING ACCOUNTING STANDARDS

     On July 31, 2002, the American Institute of Certified Public Accountants issued an exposure draft Statement of Position ("SOP") entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The accounting guidance contained in the proposed SOP applies to several of the Company's products and product features. The proposed effective date of the SOP is for fiscal years beginning after December 15, 2003, with earlier adoption encouraged. If adopted early, the provisions of the SOP must be applied as of the beginning of the fiscal year. Accordingly, if the SOP were adopted during an interim period of 2003, prior interim periods would be restated. A provision of the proposed SOP requires the establishment of a liability in addition to the account balance for contracts and contract features that provide guaranteed death or other insurance benefits. The finalized SOP may also require a liability for guaranteed income benefits. These liabilities are not currently recognized by the Company, and their establishment may have a material impact on the amounts ceded to and reinsurance recoverable from ALIC depending on the market conditions at the time of adoption, but are not expected to have a material impact on the Company's Statements of Financial Position.

     The Financial Accounting Standards Board ("FASB") has exposed guidance that addresses the accounting for certain modified coinsurance agreements. The guidance has been exposed as FASB Interpretation of Statement 133 Implementation Issue No. B36, "Embedded Derivatives: Bifurcation of a Debt Instrument That Incorporates Both Interest Rate Risk and Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of That Instrument." The proposed guidance requires recognizing an embedded derivative in certain reinsurance agreements when certain conditions are met. The initial impact of adopting the proposed guidance would be recorded as a cumulative adjustment to Net income in the first fiscal quarter beginning after June 15, 2003. The provisions of the proposed guidance, as currently drafted and interpreted, would not have a material impact on the Company's reinsurance balances that would be subject to the proposed guidance. Accordingly, the potential impact of recognizing embedded derivatives pursuant to the requirements of that the proposed guidance is expected to be immaterial to both the Company's Statements of Financial Position and Statements of Operations and Comprehensive Income.

                          LINCOLN BENEFIT LIFE COMPANY
                         NOTES TO FINANCIAL STATEMENTS

3.   RELATED PARTY TRANSACTIONS

REINSURANCE

     The Company has reinsurance agreements whereby all premiums, contract charges, interest credited to contractholder funds, contract benefits and certain expenses are ceded to ALIC and other non-affiliated reinsurers, and reflected net of such reinsurance in the Statements of Operations and Comprehensive Income. Reinsurance recoverables and the related Reserve for life-contingent contract benefits and Contractholder funds are reported separately in the Statements of Financial Position. The Company continues to have primary liability as the direct insurer for risks reinsured.

     Investment income earned on the assets which support Contractholder funds and the Reserve for life-contingent contract benefits is not included in the Company's financial statements as those assets are owned and managed under terms of the reinsurance agreements. See Note 7 for more information.

     The following table summarizes amounts that were ceded to ALIC under reinsurance agreements:

                                                                             YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------
(IN THOUSANDS)                                                          2002           2001          2000
                                                                     -----------     ---------    ---------
Premiums and contract charges                                        $   484,684     $ 330,799    $ 241,361
Interest credited to contractholder funds, contract benefits and
    certain expenses                                                   1,012,038       728,750      630,015

STRUCTURED SETTLEMENT OBLIGATIONS

     The Company received premiums of $19.1 million and $1.5 million from AIC in 2002 and 2001, respectively, to assume certain structured settlement obligations at prices determined based upon interest rates in effect at the time of purchase. The Company subsequently ceded these premiums to ALIC under the terms of its reinsurance treaties. The Company did not receive such premiums from AIC in 2000.

BUSINESS OPERATIONS

     The Company utilizes services provided by its affiliates, AIC, ALIC and Allstate Investments LLC, and business facilities owned or leased, and operated by AIC in conducting its business activities. In addition, the Company shares the services of employees with AIC. The Company reimburses its affiliates for the operating expenses incurred on behalf of the Company. The Company is charged for the cost of these operating expenses based on the level of services provided. Operating expenses, including compensation and retirement and other benefit programs, allocated to the Company were $67.4 million, $70.0 million and $35.1 million in 2002, 2001 and 2000, respectively. Of these costs, the Company retains investment related expenses on the invested assets of the Company. All other costs are ceded to ALIC under reinsurance agreements.

INCOME TAXES

     The Company is a party to a federal income tax allocation agreement with the Corporation (Note 9).

DEBT

     The Company has entered into an intercompany loan agreement with the Corporation. The amount of funds available to the Company at a given point in time is dependent upon the debt position of the Corporation. There was no outstanding balance at December 31, 2002 or 2001.

                          LINCOLN BENEFIT LIFE COMPANY
                         NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENTS

FAIR VALUES

     The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:

                                                        GROSS UNREALIZED
(IN THOUSANDS)                          AMORTIZED    ----------------------       FAIR
                                          COST          GAINS       LOSSES        VALUE
                                       -----------   ----------   ---------    -----------
AT DECEMBER 31, 2002
U.S. government and agencies           $    57,672   $    6,730   $       -    $    64,402
Corporate                                   77,697        6,421         (38)        84,080
Municipal                                      504           63           -            567
Asset-backed securities                     14,246        1,350           -         15,596
Mortgage-backed securities                  31,637        2,104           -         33,741
Foreign government                           1,001           19           -          1,020
                                       -----------   ----------   ---------    -----------
   Total fixed income securities       $   182,757   $   16,687   $     (38)   $   199,406
                                       ===========   ==========   =========    ===========

AT DECEMBER 31, 2001
U.S. government and agencies           $    39,710   $    1,971   $     (15)   $    41,666
Corporate                                   97,517        4,263        (450)       101,330
Municipal                                    1,504           29          (3)         1,530
Mortgage-backed securities                  39,389        1,731          (4)        41,116
Foreign government                           1,004           63           -          1,067
                                       -----------   ----------   ---------    -----------
   Total fixed income securities       $   179,124   $    8,057   $    (472)   $   186,709
                                       ===========   ==========   =========    ===========

SCHEDULED MATURITIES

     The scheduled maturities for fixed income securities are as follows at December 31, 2002:

                                                                   AMORTIZED        FAIR
(IN THOUSANDS)                                                       COST          VALUE
                                                                  -----------   ----------
Due in one year or less                                           $    15,915   $   16,297
Due after one year through five years                                  55,727       60,616
Due after five years through ten years                                 52,262       56,960
Due after ten years                                                    12,970       16,196
                                                                  -----------   ----------
                                                                      136,874      150,069
Mortgage and asset-backed securities                                   45,883       49,337
                                                                  -----------   ----------
    Total                                                         $   182,757   $  199,406
                                                                  ===========   ==========

     Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment, mortgage and asset-backed securities have not been reflected based on their contractual maturities.

NET INVESTMENT INCOME

(IN THOUSANDS)                                   YEAR ENDED DECEMBER 31,
                                         -------------------------------------
                                            2002          2001         2000
                                         ----------    ----------    ---------
Fixed income securities                  $   11,665    $   11,959    $  11,517
Short-term investments                          273           598          830
                                         ----------    ----------    ---------
   Investment income, before expense         11,938        12,557       12,347
   Investment expense                           317           413          133
                                         ----------    ----------    ---------
   Net investment income                 $   11,621    $   12,144    $  12,214
                                         ==========    ==========    =========

                          LINCOLN BENEFIT LIFE COMPANY
                         NOTES TO FINANCIAL STATEMENTS

REALIZED CAPITAL GAINS AND LOSSES, AFTER TAX

     Realized capital gains and losses by security type, for the year ended December 31, are as follows:

(IN THOUSANDS)                                       2002          2001        2000
                                                  ----------    ----------   ----------
Fixed income securities                           $   (4,084)   $   (1,352)  $      (95)
Income taxes                                           1,429           473           33
                                                  ----------    ----------   ----------
Realized capital gains and losses, after tax      $   (2,655)   $     (879)  $      (62)
                                                  ==========    ==========   ==========

     Realized capital gains and losses by transaction type, for the year ended December 31, are as follows:

(IN THOUSANDS)                                       2002          2001         2000
                                                  ----------    ----------   ----------
Write-downs in value                              $   (4,323)   $        -   $        -
Sales - fixed income securities                          239        (1,352)         (95)
                                                  ----------    ----------   ----------
    Realized capital gains and losses                 (4,084)       (1,352)         (95)
    Income taxes                                       1,429           473           33
                                                  ----------    ----------   ----------
    Realized capital gains and losses, after-tax  $   (2,655)   $     (879)  $      (62)
                                                  ==========    ==========   ==========

     Excluding calls and prepayments, gross gains of $471 thousand and $123 thousand were realized during 2002 and 2001, respectively. There were no gross gains in 2000. Gross losses of $232 thousand, $1.5 million and $95 thousand were realized on sales of fixed income securities during 2002, 2001 and 2000, respectively.

UNREALIZED NET CAPITAL GAINS AND LOSSES

     Unrealized net capital gains and losses on fixed income securities included in Accumulated other comprehensive income at December 31, 2002 are as follows:

                                                            GROSS UNREALIZED
(IN THOUSANDS)                                FAIR       ----------------------     UNREALIZED
                                              VALUE        GAINS       LOSSES        NET GAINS
                                            ----------   ---------    ---------     -----------
Fixed income securities                     $  199,406   $  16,687    $     (38)    $    16,649
                                            ==========   =========    =========
Deferred income taxes                                                                    (5,827)
                                                                                    -----------
Unrealized net capital gains and losses                                             $    10,822
                                                                                    ===========

CHANGE IN UNREALIZED NET CAPITAL GAINS AND LOSSES

(IN THOUSANDS)                                                 YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                            2002         2001        2000
                                                         ----------   ----------   --------
Fixed income securities                                 $    9,064   $    4,336   $  4,778
Deferred income taxes                                       (3,172)      (1,518)    (1,672)
                                                        -----------  -----------  ---------
Increase in unrealized net capital gains and losses     $    5,892   $    2,818   $  3,106
                                                        ===========  ===========  =========

SECURITIES ON DEPOSIT

     At December 31, 2002, fixed income securities with a carrying value of $9.8 million were on deposit with regulatory authorities as required by law.

                          LINCOLN BENEFIT LIFE COMPANY
                         NOTES TO FINANCIAL STATEMENTS

5.   FINANCIAL INSTRUMENTS

     In the normal course of business, the Company invests in various financial assets and incurs various financial liabilities. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since a number of the Company's significant assets (including Reinsurance recoverables, net) and liabilities (including Reserve for life-contingent contract benefits and Deferred income taxes) are not considered financial instruments and are not carried at fair value. Other assets and liabilities considered financial instruments, such as Accrued investment income and Cash, are generally of a short-term nature. Their carrying values are deemed to approximate fair value.

FINANCIAL ASSETS

     The carrying value and fair value of financial assets at December 31, are as follows:

(IN THOUSANDS)                              2002                            2001
                                ----------------------------    -----------------------------
                                 CARRYING           FAIR          CARRYING           FAIR
                                   VALUE            VALUE          VALUE            VALUE
                                ------------    ------------    ------------     ------------
Fixed income securities         $    199,406    $    199,406    $   186,709      $    186,709
Short-term investments                 3,201           3,201          6,856             6,856
Separate Accounts                  1,413,221       1,413,221      1,565,708         1,565,708

     Fair values of publicly traded fixed income securities are based upon quoted market prices or dealer quotes. Short-term investments are highly liquid investments with maturities of less than one year whose carrying values are deemed to approximate fair value. Separate Accounts assets are carried in the Statements of Financial Position at fair value based on quoted market prices.

FINANCIAL LIABILITIES

     The carrying value and fair value of financial liabilities at December 31, are as follows:

(IN THOUSANDS)                                               2002                        2001
                                                  -------------------------   -------------------------
                                                   CARRYING        FAIR        CARRYING        FAIR
                                                     VALUE         VALUE         VALUE         VALUE
                                                  -----------   -----------   -----------   -----------
Contractholder funds on investment contracts      $ 9,702,733   $ 9,445,862   $ 7,407,377   $ 7,446,451
Separate Accounts                                   1,413,221     1,413,221     1,565,708     1,565,708

     Contractholder funds include interest-sensitive life insurance contracts and investment contracts. Interest-sensitive life insurance contracts and certain other contractholder liabilities are not considered financial instruments subject to fair value disclosure requirements. The fair value of investment contracts is based on the terms of the underlying contracts. Fixed annuities are valued at the account balance less surrender charges and immediate annuities without life contingencies are valued at the present value of future benefits at current interest rates. Market value adjusted annuities' fair value is estimated to be the market adjusted surrender value. Equity indexed annuity contracts' fair value approximates carrying value since the embedded equity options are carried at market value in the financial statements. Separate Accounts liabilities are carried at the fair value of the underlying assets.

                          LINCOLN BENEFIT LIFE COMPANY
                         NOTES TO FINANCIAL STATEMENTS

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     There were no off-balance-sheet financial instruments at December 31, 2002 or 2001.

6.   RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS AND CONTRACTHOLDER FUNDS

     At December 31, the Reserve for life-contingent contract benefits consists of the following:

(IN THOUSANDS)                                        2002           2001
                                                  ------------   -----------
Immediate annuities:
   Structured settlement annuities                $    384,419   $   162,412
   Other immediate annuities                            32,872        35,757
Traditional life                                       569,500       503,992
Other                                                  110,179        58,103
                                                  ------------   -----------
   Total Reserve for life-contingent contract
     benefits                                     $  1,096,970   $   760,264
                                                  ============   ===========

     The following table highlights the key assumptions generally utilized in calculating the Reserve for life-contingent contract benefits:

             PRODUCT                          MORTALITY                   INTEREST RATE               ESTIMATION METHOD
-----------------------------------   ---------------------------   --------------------------    --------------------------
Structured settlement annuities       U.S. population with          Interest rate                 Present value of
                                      projected calendar year       assumptions range from        contractually specified
                                      improvements; age setbacks    5.5% - 7.6%                   future benefits
                                      for impaired lives grading
                                      to standard

Other immediate annuities             1983 group annuity            Interest rate                 Present value of
                                      mortality table               assumptions range from        expected future benefits
                                                                    4.7% - 8.8%                   based on historical
                                                                                                  experience

Traditional life                      Actual company experience     Interest rate                 Net level premium
                                      plus loading                  assumptions range from        reserve method using the
                                                                    4.0% - 8.0%                   Company's withdrawal
                                                                                                  experience rates

     At December 31, Contractholder funds consists of the following:

(IN THOUSANDS)                                 2002            2001
                                           -------------   ------------
Interest-sensitive life                    $   2,014,313   $  1,876,260
Investment contracts:
     Immediate annuities                         286,722        245,468
     Fixed annuities                           9,357,931      7,165,871
                                           -------------   ------------
     Total Contractholder funds            $  11,658,966   $  9,287,599
                                           =============   ============

                          LINCOLN BENEFIT LIFE COMPANY
                         NOTES TO FINANCIAL STATEMENTS

     The following table highlights the key contract provisions relating to Contractholder funds:

                  PRODUCT                             INTEREST RATE               WITHDRAWAL/SURRENDER CHARGES
--------------------------------------------   ----------------------------    -----------------------------------
Interest-sensitive life                        Interest rates credited         Either a percentage of account
                                               range from 2.0% - 6.4%          balance or dollar amount grading
                                                                               off generally over 20 years

Investment contracts                           Interest rates credited         Either a declining or a level
                                               range from 2.8% to 7.2%         percentage charge generally over
                                               for immediate annuities         nine years or less
                                               and 0.0% - 10.7% for fixed
                                               annuities including equity-
                                               indexed annuities

     Contractholder fund activity for the year ended December 31, was as follows:

(IN THOUSANDS)                                        2002                2001
                                                  -------------      -------------
Balance, beginning of year                        $   9,287,599      $   8,157,502
Deposits                                              2,868,550          1,748,413
Surrenders and withdrawals                             (659,293)          (715,195)
Death benefits                                         (169,876)          (184,724)
Interest credited to contractholder funds               524,477            417,992
Transfers (to) from Separate Accounts                   (61,537)           (55,271)
Contract charges                                       (114,906)          (101,133)
Other                                                   (16,048)            20,015
                                                  -------------      -------------
Balance, end of year                              $  11,658,966      $   9,287,599
                                                  =============      =============

7.   REINSURANCE

     The Company has entered into reinsurance agreements under which it reinsures all of its business to ALIC or other non-affiliated reinsurers. Under the agreements, premiums, contract charges, interest credited to contractholder funds, contract benefits and certain expenses are reinsured. The Company purchases reinsurance to limit aggregate and single losses on large risks. The Company continues to have primary liability as the direct insurer for risks reinsured. Estimating amounts of reinsurance recoverable is impacted by many of the uncertainties involved in the establishment of loss reserves. The Company cedes a portion of the mortality risk on certain life policies with a pool of reinsurers.

     Amounts recoverable from reinsurers are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Except for ALIC, no single reinsurer had a material obligation to the Company.

     The effects of reinsurance on premiums and contract charges for the years ended December 31, are as follows:

(IN THOUSANDS)                                            2002         2001          2000
                                                       ----------   ----------   -----------
PREMIUMS AND CONTRACT CHARGES
Direct                                                 $  689,970   $  572,949   $   470,337
Assumed                                                         2            4             2
Ceded:
   Affiliate                                             (484,684)    (330,799)     (241,361)
   Non-affiliate                                         (205,288)    (242,154)     (228,978)
                                                       ----------   ----------   -----------
Premiums and contract charges, net of reinsurance      $        -   $        -   $         -
                                                       ==========   ==========   ===========

                          LINCOLN BENEFIT LIFE COMPANY
                         NOTES TO FINANCIAL STATEMENTS

     The effects of reinsurance on interest credited to contractholder funds, contract benefits and other expenses for the years ended December 31, are as follows:

(IN THOUSANDS)                                                   2002            2001         2000
                                                             -------------   -----------   ----------
INTEREST CREDITED TO CONTRACTHOLDER FUNDS, CONTRACT
BENEFITS AND OTHER EXPENSES
Direct                                                       $   1,343,929   $ 1,007,684   $  885,081
Ceded:
   Affiliate                                                   (1,012,038)      (728,750)    (630,015)
   Non-affiliate                                                 (331,891)      (278,934)    (255,046)
                                                             -------------   -----------   ----------
Interest credited to contractholder funds, contract
   benefits and other expenses, net of reinsurance           $           -   $         -   $       20
                                                             =============   ===========   ==========

8.   COMMITMENTS AND CONTINGENT LIABILITIES

GUARANTEES

     The Company has issued universal life insurance contracts to third parties who finance the premium payments on the universal life insurance contracts through a commercial paper program. The Company has issued a repayment guarantee on the outstanding commercial paper balance which is fully collateralized by the cash surrender value of the universal life insurance contracts. At December 31, 2002, the amount due under the commercial paper program is $300 million and the cash surrender value of the policies is $306 million. The repayment guarantee expires March 31, 2003 but may be extended at the Company's option. These contracts are ceded to AUC under the terms of the reinsurance agreements.

REGULATION AND LEGAL PROCEEDINGS

     The Company is subject to changing social, economic and regulatory conditions. State and federal regulatory initiatives and proceedings have varied and have included efforts to remove barriers preventing banks from engaging in the securities and insurance businesses, to change tax laws affecting the taxation of insurance companies and the tax treatment of insurance products which may impact the relative desirability of various personal investment products, and to expand overall regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

         The Company sells its products through a variety of distribution channels including Allstate agencies. Consequently, the outcome of some legal proceedings that involve AIC regarding the Allstate agencies may have an impact on the Company.

         AIC is defending various lawsuits involving worker classification issues. Examples of these lawsuits include a number of putative class actions challenging the overtime exemption claimed by AIC under the Fair Labor Standards Act or state wage and hour laws. These class actions mirror similar lawsuits filed recently against other carriers in the industry and other employers. Another example involves the worker classification of staff working in agencies. In this putative class action, plaintiffs seek damages under the Employee Retirement Income Security Act ("ERISA") and the Racketeer Influenced and Corrupt Organizations Act alleging that agency secretaries were terminated as employees by AIC and rehired by agencies through outside staffing vendors for the purpose of avoiding the payment of employee benefits. A putative nationwide class action filed by former employee agents also includes a worker classification issue; these agents are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. AIC has been vigorously defending these and various other worker classification lawsuits. The outcome of these disputes is currently uncertain.

         In addition, on August 6, 2002, a petition was filed with the National Labor Relations Board ("NLRB") by the United Exclusive Allstate Agents, Office and Professional Employees International Union (the "OPEIU"), seeking certification as the collective bargaining representative of all Allstate agents in the United States. On December 2, 2002, the Chicago Regional Director of the NLRB dismissed the petition, agreeing with AIC's position that the agents are independent contractors, not employees, and that, consequently, the NLRB lacks jurisdiction over the issue. The OPEIU has requested that the NLRB in Washington, D.C. review the dismissal by the Chicago Regional Director. The request for appeal has not been accepted yet. If it is, AIC will vigorously oppose the appeal. The outcome is currently uncertain.

         AIC is also defending certain matters relating to its agency program reorganization announced in 1999. These matters include an investigation by the U.S. Department of Labor and a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission ("EEOC") with respect to allegations of retaliation under the Age Discrimination in Employment Act, the Americans with Disabilities Act and Title VII of the Civil Rights Act of 1964. A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, breach of contract and age discrimination. AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization. In addition, AIC is defending certain matters relating to its life agency program reorganization announced in 2000. These matters include an investigation by the EEOC with respect to allegations of age discrimination and retaliation. AIC is cooperating fully with the agency investigation and will continue to vigorously defend these and other claims related to the life agency program reorganization. The outcome of these disputes is currently uncertain.

     The Company is currently defending a nationwide class action, alleging among other things, breach of contract and breach of the implied covenant of good faith and fair dealing as a result of a change in the rate and cap on an annuity product. The court certified the class and entered summary judgment in favor of the Company and against the certified class. Plaintiff has filed notice of appeal. The Company has been vigorously defending the suit. The outcome of the appeal is currently uncertain.

     Various other legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the target of an increasing number of class action lawsuits and other types of litigation , some of which involve claims for substantial and/or indeterminate amounts (including punitive and treble damages) and the outcomes of which are unpredictable. This litigation is based on a variety of issues including insurance and claim settlement practices. However, at this time, based on their present status and the existence of the reinsurance agreement with ALIC, it is the opinion of management that the ultimate liability, if any, in one or more of these other actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

GUARANTY FUNDS

     Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to contractholders and claimants. Amounts assessed to each company are typically related to its proportion of business written in a particular state. The Company's expenses related to these funds are immaterial and are ceded to ALIC under reinsurance agreements.

9.   INCOME TAXES

     The Company joins the Corporation and its other eligible domestic subsidiaries (the "Allstate Group") in the filing of a consolidated federal income tax return and is party to a federal income tax allocation agreement (the "Allstate Tax Sharing Agreement"). Under the Allstate Tax Sharing Agreement, the Company pays to or receives from the Corporation the amount, if any, by which the Allstate Group's federal income tax liability is affected by virtue of inclusion of the Company in the consolidated federal

                          LINCOLN BENEFIT LIFE COMPANY
                         NOTES TO FINANCIAL STATEMENTS

income tax return. The Company has also entered into a supplemental tax sharing agreement with respect to reinsurance ceded to ALIC to allocate the tax benefits and detriments related to such reinsurance. Effectively, these agreements result in the Company's annual income tax provision being computed as if the Company filed a separate return, as adjusted for the reinsurance ceded to ALIC.

     Prior to July 1, 1995, the Corporation was a subsidiary of Sears Roebuck & Co. ("Sears") and, with its eligible domestic subsidiaries, was included in the Sears consolidated federal income tax return and federal income tax allocation agreement. On January 27, 1995, to reflect the separation of the Corporation from Sears, the Corporation and Sears entered into a new tax sharing agreement, which governs their respective rights and obligations with respect to federal income taxes for all periods during which the Corporation was a subsidiary of Sears, including the treatment of audits of tax returns for such periods.

     The Internal Revenue Service ("IRS") has completed its review of the Allstate Group's federal income tax returns through the 1996 tax year. Any adjustments that may result from IRS examinations of tax returns are not expected to have a material impact on the financial position, liquidity or result of operations of the Company.

     The components of the deferred income tax assets and liabilities at December 31, are as follows:

(IN THOUSANDS)                                  2002        2001
                                            ----------   ---------
DEFERRED ASSETS
Difference in tax bases of investments      $    1,195   $       -
Other assets                                        55          55
                                            ----------   ---------
     Total deferred assets                       1,250          55

DEFERRED LIABILITIES
Unrealized net capital gains                    (5,827)     (2,655)
Difference in tax bases of investments               -        (380)
Other liabilities                                  (10)        (10)
                                            ----------   ---------
     Total deferred liabilities                 (5,837)     (3,045)
                                            ----------   ---------
        Net deferred liabilities            $   (4,587)  $  (2,990)
                                            ==========   =========

     Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on the assumption that certain levels of income will be achieved.

     The components of income tax expense for the year ended December 31, are as follows:

(IN THOUSANDS)                                 2002         2001       2000
                                            ----------   ---------   ---------
Current                                     $    4,204   $   3,706   $   2,032
Deferred                                        (1,575)         62       2,189
                                            ----------   ---------   ---------
     Total income tax expense               $    2,629   $   3,768   $   4,221
                                            ==========   =========   =========

     The Company paid income taxes of $8.0 million, $2.8 million and $2.7 million in 2002, 2001 and 2000, respectively.

     A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the year ended December 31, is as follows:

                                              2002          2001       2000
                                            ----------   ---------   ---------
Statutory federal income tax rate                 35.0 %      35.0 %      35.0 %
Tax exempt income                                 (0.1)       (0.1)       (0.1)
                                            ----------   ---------   ---------
Effective income tax rate                         34.9 %      34.9 %      34.9 %
                                            ==========   =========   =========

                          LINCOLN BENEFIT LIFE COMPANY
                         NOTES TO FINANCIAL STATEMENTS

     Prior to January 1, 1984, the Company was entitled to exclude certain amounts from taxable income and accumulate such amounts in a "policyholder surplus" account. The balance in this account at December 31, 2002, approximately $340 thousand, will result in federal income taxes payable of $119 thousand if distributed by the Company. No provision for taxes has been made as the Company has no plan to distribute amounts from this account. No further additions to the account have been permitted since 1983.

10.  STATUTORY FINANCIAL INFORMATION

     The following table reconciles Net income for the year ended December 31, and Shareholder's equity at December 31, as reported herein in conformity with GAAP with total statutory net income and capital and surplus of the Company, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities:

                                                           NET INCOME                 SHAREHOLDER'S EQUITY
                                               ----------------------------------    ----------------------
(IN THOUSANDS)                                    2002         2001        2000        2002         2001
                                               ---------    ---------   ---------    ---------    ---------
Balance per GAAP                               $   4,908    $   7,024   $   7,878    $ 202,600    $ 191,800
Unrealized gain on fixed income securities             -            -           -      (16,649)      (7,585)
Deferred income taxes                             (1,576)          18       1,370        6,695        5,209
Reserves and non-admitted assets                    (315)         245         446       (2,368)     (16,188)
Other                                                 10          156        (417)       4,600       13,101
                                               ---------    ---------   ---------    ---------    ---------
Balance per statutory accounting practices     $   3,027    $   7,443   $   9,277    $ 194,878    $ 186,337
                                               =========    =========   =========    =========    =========

     The Company prepares its statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the State of Nebraska. Effective January 1, 2001, the State of Nebraska required insurance companies domiciled in its state to prepare statutory-basis financial statements in accordance with the National Association of Insurance Commissioner ("NAIC") Accounting Practices and Procedures Manual ("Codification") subject to any deviations prescribed or permitted by the State of Nebraska insurance commissioner.

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

DIVIDENDS

     The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The amount of dividends that can be paid to the shareholder, without approval by the state insurance regulator is limited by specific surplus and net income criteria as provided in the dividend restriction provision of the Nebraska Insurance Holding Company System laws. The maximum amount of dividends that the Company can distribute during 2003 without prior approval of the Nebraska Department of Insurance is $19.2 million.

RISK-BASED CAPITAL

     The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The requirement consists of a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. At December 31, 2002, RBC for the Company was significantly above levels that would require regulatory action.

                          LINCOLN BENEFIT LIFE COMPANY
                         NOTES TO FINANCIAL STATEMENTS

11.  OTHER COMPREHENSIVE INCOME

     The components of Other comprehensive income on a pretax and after-tax basis for the year ended December 31, are as follows:

(IN THOUSANDS)

UNREALIZED CAPITAL GAINS AND LOSSES:

                                                                       2002
                                                         --------------------------------
                                                                                  After-
                                                          Pretax       Tax         tax
                                                         --------    --------    --------
Unrealized holding gains arising during the period       $  4,980    $ (1,743)   $  3,237
Less: reclassification adjustments                         (4,084)      1,429      (2,655)
                                                         --------    --------    --------
Unrealized net capital gains                                9,064      (3,172)      5,892
                                                         --------    --------    --------
Other comprehensive income                               $  9,064    $ (3,172)   $  5,892
                                                         ========    ========    ========

                                                                       2001
                                                         --------------------------------
                                                                                  After-
                                                          Pretax       Tax         tax
                                                         --------    --------    --------
Unrealized holding gains arising during the period       $  2,984    $ (1,045)   $  1,939
Less: reclassification adjustments                         (1,352)        473        (879)
                                                         --------    --------    --------
Unrealized net capital gains                                4,336      (1,518)      2,818
                                                         --------    --------    --------
Other comprehensive income                               $  4,336    $ (1,518)   $  2,818
                                                         ========    ========    ========

                                                                       2000
                                                         --------------------------------
                                                                                  After-
                                                          Pretax       Tax         tax
                                                         --------    --------    --------
Unrealized holding gains arising during the period       $  4,683    $ (1,639)   $  3,044
Less: reclassification adjustments                            (95)         33         (62)
                                                         --------    --------    --------
Unrealized net capital gains                                4,778      (1,672)      3,106
                                                         --------    --------    --------
Other comprehensive income                               $  4,778    $ (1,672)   $  3,106
                                                         ========    ========    ========

12.  RESTATEMENT OF FINANCIAL STATEMENTS

     Subsequent to the issuance of the Company's financial statements for the year ended December 31, 2001, management of the Company determined that its deferred tax liability was not appropriately recorded.

     The Company completed a validation of its deferred tax accounts in the fourth quarter of 2002 and identified an overstatement of its deferred tax liability of $3.2 million related to periods prior to 1999, primarily related to the difference in the tax bases of net assets previously transferred to ALIC.

     The effect of the restatement was to decrease Deferred income taxes and increase beginning Retained income as of January 1, 2000. Such restatement resulted in changes in Deferred income taxes and Retained income as of December 31, 2001 and 2000.

                          LINCOLN BENEFIT LIFE COMPANY
                            SCHEDULE IV--REINSURANCE

(IN THOUSANDS)

                                                   GROSS                               NET
YEAR ENDED DECEMBER 31, 2002                      AMOUNT            CEDED            AMOUNT
------------------------------------------    --------------    --------------    -------------
Life insurance in force                       $  160,133,109    $  160,133,109    $           -
                                              ==============    ==============    =============

Premiums and contract charges:
    Life and annuities                        $      629,423    $      629,423    $           -
    Accident and health                               60,549            60,549                -
                                              --------------    --------------    -------------
                                              $      689,972    $      689,972    $           -
                                              ==============    ==============    =============

                                                   GROSS                               NET
YEAR ENDED DECEMBER 31, 2001                      AMOUNT            CEDED            AMOUNT
------------------------------------------    --------------    --------------    -------------
Life insurance in force                       $  138,566,651    $  138,566,651    $           -
                                              ==============    ==============    =============

Premiums and contract charges:
    Life and annuities                        $      532,235    $      532,235    $           -
    Accident and health                               40,718            40,718                -
                                              --------------    --------------    -------------
                                              $      572,953    $      572,953    $           -
                                              ==============    ==============    =============

                                                   GROSS                               NET
YEAR ENDED DECEMBER 31, 2000                      AMOUNT            CEDED            AMOUNT
------------------------------------------    --------------    --------------    -------------
Life insurance in force                       $  120,555,954    $  120,555,954    $           -
                                              ==============    ==============    =============

Premiums and contract charges:
    Life and annuities                        $      447,683    $      447,683    $           -
    Accident and health                               22,656            22,656                -
                                              --------------    --------------    -------------
                                              $      470,339    $      470,339    $           -
                                              ==============    ==============    =============
