Form 10-Q
period 2003-03-31
LINCOLN BENEFIT LIFE CO
filed 2003-05-14
CIK 910739

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-66452

LINCOLN BENEFIT LIFE COMPANY
(Exact name of registrant as specified in its charter)

Nebraska	47-0221457
(State of Incorporation)	(I.R.S. Employer Identification No.)
2940 South 84th Street Lincoln, Nebraska	68506
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 800/525-9287

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

 Yes ☐    No ☒

        As of April 30, 2003, the registrant had 25,000 common shares, $100 par value, outstanding, all of which are held by Allstate Life Insurance Company

LINCOLN BENEFIT LIFE COMPANY
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2003

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

LINCOLN BENEFIT LIFE COMPANY
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands)	2003	2002
	(Unaudited)
Revenues
Net investment income	$3,003	$2,953
Realized capital gains and losses	6	450

Income from operations before income tax expense	3,009	3,403
Income tax expense	1,051	1,189

Net income	$1,958	$2,214

See notes to condensed financial statements.

LINCOLN BENEFIT LIFE COMPANY
CONDENSED STATEMENTS OF FINANCIAL POSITION

(in thousands, except par value data)	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $186,462 and $182,757)	$202,964	$199,406
Short-term	2,073	3,201

Total investments	205,037	202,607
Cash	86,512	130,249
Reinsurance recoverable from Allstate Life Insurance Company, net	12,765,058	12,178,831
Reinsurance recoverable from non-affiliates, net	600,082	583,849
Current income taxes receivable	—	111
Other assets	47,509	42,045
Separate Accounts	1,406,145	1,413,221

Total assets	$15,110,343	$14,550,913

Liabilities
Contractholder funds	$12,094,106	$11,658,966
Reserve for life-contingent contract benefits	1,265,406	1,096,970
Current income taxes payable	940	—
Deferred income taxes	4,536	4,587
Payable to affiliates, net	60,764	116,720
Other liabilities and accrued expenses	73,984	57,849
Separate Accounts	1,406,145	1,413,221

Total liabilities	14,905,881	14,348,313

Commitments and Contingent Liabilities (Note 3)
Shareholder's equity
Common stock, $100 par value, 30,000 shares authorized, 25,000 shares issued and outstanding	2,500	2,500
Additional capital paid-in	126,750	126,750
Retained income	64,486	62,528
Accumulated other comprehensive income:
Unrealized net capital gains and losses	10,726	10,822

Total accumulated other comprehensive income	10,726	10,822

Total shareholder's equity	204,462	202,600

Total liabilities and shareholder's equity	$15,110,343	$14,550,913

See notes to condensed financial statements.

LINCOLN BENEFIT LIFE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2003	2002
	(Unaudited)
Cash flows from operating activities
Net income	$1,958	$2,214
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(27)	(71)
Realized capital gains and losses	(6)	(450)
Changes in:
Reserve for life-contingent contract benefits and contractholder funds, net of reinsurance recoverables	1,116	2,681
Income taxes payable	1,051	1,189
Receivable/payable to affiliates, net	(55,956)	44,468
Other operating assets and liabilities	10,672	(6,053)

Net cash (used in) provided by operating activities	(41,192)	43,978

Cash flows from investing activities
Fixed income securities
Proceeds from sales	1,973	11,087
Investment collections	5,580	6,289
Investment purchases	(11,226)	(1,913)
Change in short-term investments, net	1,128	(18,109)

Net cash used in investing activities	(2,545)	(2,646)

Net (decrease) increase in cash	(43,737)	41,332
Cash at beginning of period	130,249	43,796

Cash at end of period	$86,512	$85,128

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

        The condensed financial statements and notes as of March 31, 2003, and for the three-month periods ended March 31, 2003 and 2002, are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Lincoln Benefit Life Company Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Adopted Accounting Standard

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee or modification of a previously issued guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on either the financial position or results of operations of the Company.

Exposure Drafts

        On July 31, 2002, the American Institute of Certified Public Accountants issued an exposure draft Statement of Position ("SOP") entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The accounting guidance contained in the proposed SOP applies to several of the Company's products and product features. The proposed effective date of the SOP is for fiscal years beginning after December 15, 2003, with earlier adoption encouraged. If adopted early, the provisions of the SOP must be applied as of the beginning of the fiscal year. Accordingly, if the SOP were adopted during an interim period of 2003, prior interim periods would be restated. A provision of the proposed SOP requires the establishment of a liability in addition to the account balance for contracts and contract features that provide guaranteed minimum death benefits or other insurance benefits. The final SOP may also require a liability for guaranteed income benefits. These liabilities are not currently recognized by the Company, and their establishment may have a material impact on the amounts ceded to and reinsurance recoverable from ALIC depending on the market conditions at the time of adoption, but are not expected to have a material impact on the Company's Condensed Statements of Financial Position.

        The Emerging Issues Task Force ("EITF") issued Topic No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which attempts to define other-than-temporary impairment and highlight its application to investment securities accounted for under either the cost or equity method under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The issue summary, which has yet to be finalized, proposes that if, at the evaluation date, the fair value of an investment security is less than its carrying value then an impairment exists for which a determination must be made as to whether that impairment is other-than-temporary. The impairment would likely be considered other-than-temporary if the investment's carrying value exceeds its fair value for a period exceeding one year or more. If it is determined that an impairment is other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's carrying value and its fair value at the reporting date. The estimated impact to the Company's Condensed Statements of Operations and Financial Position is not determinable until such time as a final consensus is reached.

2.     Reinsurance

        The Company has reinsurance agreements whereby all premiums, contract charges, interest credited to contractholder funds, contract benefits and expenses are ceded to ALIC and certain non-affiliates and are reflected net of such reinsurance in the Condensed Statements of Operations. The Company follows a comprehensive evaluation process involving credit scoring and capacity to select reinsurers. Reinsurance recoverable and the related Reserve for life-contingent contract benefits and Contractholder funds are reported separately in the Condensed Statements of Financial Position. The Company continues to have primary liability as the direct insurer for risks reinsured.

        Investment income earned on the assets which support Contractholder funds and the Reserve for life-contingent contract benefits are not included in the Company's Condensed Statements of Operations as those assets are owned and managed by ALIC or third party reinsurers under terms of the reinsurance agreements.

        The effects of reinsurance on premiums and contract charges are as follows:

	Three months ended March 31,
	2003	2002
(in thousands)
Premiums and contract charges
Direct	$295,029	$145,809
Ceded
Affiliate	(217,685)	(88,485)
Non-affiliate	(77,344)	(57,324)

Premiums and contract charges, net of reinsurance	$—	$—

        The effects of reinsurance on interest credited to contractholder funds, contract benefits and other expenses are as follows:

	Three months ended March 31,
	2003	2002
(in thousands)
Interest credited to contractholder funds, contract benefits and other expenses
Direct	$408,664	$284,327
Ceded
Affiliate	(330,525)	(207,318)
Non-affiliate	(78,139)	(77,009)

Interest credited to contractholder funds, contract benefits and other expenses, net of reinsurance	$—	$—

3.     Regulation, Legal Proceedings and Guarantees

Regulation

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

Legal Proceedings

        The Company sells its products through a variety of distribution channels including Allstate agencies. Consequently, the outcome of some legal proceedings that involve AIC regarding the Allstate agencies may have an impact on the Company.

        AIC is defending various lawsuits involving worker classification issues. Examples of these lawsuits include a number of putative class actions challenging the overtime exemption claimed by the Company under the Fair Labor Standards Act or state wage and hour laws. These class actions mirror similar lawsuits filed recently against other carriers in the industry and other employers. Another example involves the worker classification of staff working in agencies. In this putative class action, plaintiffs seek damages under the Employee Retirement Income Security Act ("ERISA") and the Racketeer Influenced and Corrupt Organizations Act alleging that agency secretaries were terminated as employees by Allstate and rehired by agencies through outside staffing vendors for the purpose of avoiding the payment of employee benefits. A putative nationwide class action filed by former employee agents also includes a worker classification issue; these agents are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. AIC has been vigorously defending these and various other worker classification lawsuits. The outcome of these disputes is currently uncertain.

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

Guarantees

        The Company has issued universal life insurance contracts to third parties who finance the premium payments on the universal life insurance contracts through a commercial paper program. The Company has issued a repayment guarantee on the outstanding commercial paper balance which is fully collateralized by the cash surrender value of the universal life insurance contracts. At March 31, 2003, the amount due under the commercial paper program is $300 million and the cash surrender value of the policies is $304 million. The repayment guarantee expires April 30, 2006. These contracts are ceded to ALIC under the terms of the reinsurance agreements.

        In the normal course of business, the Company provides standard indemnifications to counterparties in contracts in connection with numerous transactions, including indemnifications for breaches of representations and warranties, taxes and certain other liabilities, such as third party lawsuits. The indemnification clauses are often standard contractual terms and were entered into in the normal course of business based on an assessment that the risk of loss would be remote. The terms of the indemnifications vary in duration and nature. In many cases, the maximum obligation is not explicitly stated and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur. Because the obligated amounts of the indemnifications are not explicitly stated in many cases, the maximum amount of the obligation under such indemnifications is not determinable. Historically, the Company has not made any material payments pursuant to these obligations.

        In addition, the Company indemnifies its respective directors, officers, non-officer employees and other individuals to the extent provided in its charter and by-laws. Since these indemnifications are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under these indemnifications.

        The aggregate liability balance related to all guarantees was not material as of March 31, 2003.

4.     Other Comprehensive Income

        The components of other comprehensive income on a pretax and after-tax basis for the three months ended March 31, are as follows:

	Three months ended March 31,
(in thousands)	2003			2002
	Pretax	Tax	After- tax	Pretax	Tax	After- tax
Unrealized capital gains and losses
Unrealized holding gains (losses) arising during the period	$(141)	$49	$(92)	$(2,048)	$717	$(1,331)
Less: reclassification adjustments	6	(2)	4	450	(158)	292

Unrealized net capital gains (losses)	(147)	51	(96)	(2,498)	875	(1,623)

Other comprehensive income (loss)	$(147)	$51	(96)	$(2,498)	$875	(1,623)

Net income			1,958			2,214

Comprehensive income			$1,862			$591

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002.

        The following discussion highlights significant factors influencing results of operations and changes in financial position of Lincoln Benefit Life Company (the "Company"). It should be read in conjunction with the condensed financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Lincoln Benefit Life Company Annual Report on Form 10-K for 2002.

Management has identified the Company as a single segment entity.

RESULTS OF OPERATIONS

	Three months ended March 31,
(in thousands)	2003	2002
Net investment income	$3,003	$2,953
Realized capital gains and losses	6	450
Income tax expense	1,051	1,189

Net income	$1,958	$2,214

        The Company has reinsurance agreements whereby all premiums, contract charges, interest credited to contractholder funds, contract benefits and certain expenses are ceded to Allstate Life Insurance Company ("ALIC") and certain non-affiliated reinsurers, and reflected net of such reinsurance in the Condensed Statements of Operations. The Company's results of operations include net investment income and realized capital gains and losses on the assets of the Company that are not transferred under the reinsurance agreements.

        Net income decreased $256 thousand to $2.0 million in the first quarter of 2003 from $2.2 million in the same period last year due to a decrease in realized capital gains partially offset by lower Income tax expense and an increase in Net investment income.

        Pre-tax Net investment income increased 1.7% in the first quarter of 2003 compared to the same period in 2002. The increase was due to a higher percentage of the investment portfolio being invested in fixed income securities rather than short-term investments as compared to the same period in 2002. The portfolio balance, excluding assets invested in Separate Accounts and unrealized net capital gains on fixed income securities, decreased 0.4% from March 31, 2002.

        After-tax realized capital gains and losses were $4 thousand in the first quarter of 2003 compared to $293 thousand in the same period in 2002. Realized capital gains and losses resulted from sales of fixed income securities.

FINANCIAL POSITION

(in thousands)	March 31, 2003
Fixed income securities(1)	$202,964
Short-term	2,073

Total investments	$205,037

Cash	$86,512
Reinsurance recoverable from ALIC, net	12,765,058
Reinsurance recoverable from non-affiliates, net	600,082
Contractholder funds	12,094,106
Reserve for life-contingent contract benefits	1,265,406
Separate Accounts assets and liabilities	1,406,145

(1)
Fixed income securities are carried at fair value. Amortized cost for these securities was $186.5 million.

        Total investments increased to $205.0 million at March 31, 2003 from $202.6 million at December 31, 2002 due to cash flows from operations.

        The Unrealized net capital gains on fixed income securities at March 31, 2003 were $16.5 million, a decrease of $147 thousand or less than 1% since December 31, 2002. The net unrealized gain for the fixed income portfolio was comprised of $16.6 million of unrealized gains and $75 thousand of unrealized losses at March 31, 2003, compared to a net unrealized gain for the fixed income portfolio totaling $16.7 million at December 31, 2002, comprised of $16.7 million of unrealized gains and $38 thousand of unrealized losses. Corporate fixed income portfolio net unrealized gains totaled $6.2 million comprised of $6.3 million of unrealized gains and $75 thousand of unrealized losses. The unrealized losses for the corporate fixed income portfolio related to securities in the public utility sector. This sector also comprised $924 thousand or 14.6%, of the unrealized gains in the corporate fixed income portfolio.

        Approximately 99.3% of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2, a Moody's equivalent rating of Aaa, Aa, A or Baa, a Standard & Poor's equivalent rating of AAA, AA, A or BBB, or a comparable Company internal rating.

        The Company monitors the quality of its fixed income portfolio, in part, by categorizing certain investments as problem, restructured or potential problem. Problem fixed income securities are securities in default with respect to principal and/or interest and/or securities issued by companies that have gone into bankruptcy subsequent to the Company's acquisition of the security. Restructured fixed income securities have modified terms and conditions that were not at current market rates or terms at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, management has serious concerns regarding the borrower's ability to pay future principal and interest in accordance with the contractual terms of the security, which causes management to believe these securities may be classified as problem or restructured in the future.

        The following table summarizes the problem fixed income securities.

(in thousands)	March 31, 2003			December 31, 2002
	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$1,785	$1,710	0.8%	$1,785	$1,785	0.9%

Total net carrying value	$1,785	$1,710	0.8%	$1,785	$1,785	0.9%

Cumulative write-downs recognized	$4,323			$4,323

        As of March 31, 2003, the balance of fixed income securities that the Company categorizes as problem was consistent with the balance as of year-end 2002. The Company expects the eventual recovery of these securities but evaluated each security through its watch list process at March 31, 2003 and did not record any write-downs in the first quarter of 2003. Approximately $75 thousand of net unrealized losses at March 31, 2003 are related to securities that the Company has included in the problem category. These securities represent less than 1% of the fixed income portfolio. The Company concluded, through its watch list monitoring process, that these unrealized losses were temporary in nature. While it is possible for these balances to increase in the future if economic conditions continue to be unfavorable, the total amount of securities in these categories is expected to remain a relatively low percentage of the total fixed income securities portfolio. The Company did not have any fixed income securities categorized as potential problem or restructured at March 31, 2003 or December 31, 2002.

        The Company recorded net realized gains on sales of fixed income securities of $6 thousand and $450 thousand, for the three months ended March 31, 2003 and 2002, respectively.

Reinsurance recoverable, Contractholder funds and Reserve for life-contingent contract benefits

        Contractholder funds increased to $12.09 billion at March 31, 2003, from $11.66 billion at December 31, 2002 as a result of additional deposits from fixed annuities and interest credited to contractholder funds partially offset by surrenders, withdrawals and benefit payments. The Reserve for life-contingent contract benefits increased $168.4 million to $1.27 billion at March 31, 2003 resulting from new sales of structured settlement and immediate annuities and other life-contingent products, partially offset by benefits paid. Reinsurance recoverable from ALIC and Reinsurance recoverable from non-affiliates increased correspondingly by $586.2 million and $16.2 million, respectively, because all contractholder obligations are reinsured.

        The Company purchases reinsurance after evaluating the financial condition of the reinsurer, as well as the terms and price of coverage. The Company reinsures certain of its risks with non-affiliated reinsurers under yearly renewable term and coinsurance agreements. Yearly renewable term and coinsurance agreements result in the passing of a portion of the risk to the reinsurers. Generally, the reinsurer receives a proportionate amount of the premiums less commissions and is liable for a corresponding proportionate amount of all benefit payments.

CAPITAL RESOURCES AND LIQUIDITY

        Capital Resources consist of Shareholder's equity. The following table summarizes the Company's capital resources:

(in thousands)	March 31, 2003	December 31, 2002
Common stock, additional capital paid-in and retained income	$193,736	$191,778
Accumulated other comprehensive income	10,726	10,822

Total shareholder's equity	$204,462	$202,600

        Shareholder's equity increased $1.9 million in the first quarter of 2003 when compared to December 31, 2002, due to Net income of $2.0 million partially offset by a decrease in net unrealized capital gains and losses of $0.1 million.

RISK FACTOR

        The following risk factor should be considered in addition to the risk factors identified in the Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Forward-Looking Statements and Risk Factors" in the Company's Form 10-K filed on March 28, 2003.

  •
  When analyzing fixed income investment securities for the existence of other-than-temporary impairment, the Company focuses on those securities for which the amortized cost for fixed income securities exceeds the securities' fair value by 20% or more. This practice is based on the assumption that a difference of less than 20% is generally indicative of impairment that is temporary. The Emerging Issues Task Force ("EITF"), a task force that assists the Financial Accounting Standards Board ("FASB") in identifying, discussing, and resolving accounting and reporting issues within the framework of existing authoritative accounting literature, is currently deliberating Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The EITF may conclude that, whenever the cost or amortized cost of a security exceeds its fair value, impairment is deemed to exist and, if the situation persists for a period of one year or more, the impairment should be considered "other than temporary". In the event the EITF reaches this tentative conclusion, the Company would be required to recognize certain pre-tax unrealized losses as realized losses. The estimated impact to the Company's Condensed Statements of Operations and Financial Position is not determinable until such time as a final consensus is reached.

Item 4. Controls and Procedures

        Based upon the evaluation of the Company's disclosure controls and procedures conducted within 90 days prior to the date of the filing of this report, the principal executive officer and the principal financial officer concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic reports filed with the Securities and Exchange Commission. However, the design of any system of controls and procedures is based in part upon assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

        In addition, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        The discussion "Regulation, Legal Proceedings and Guarantees" in Part I, Item 1, Note 3 of this Form 10-Q is incorporated herein by reference.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    Exhibit 99.1—Certifications Pursuant to 18 United States Code § 1350

  (b)
  Reports on Form 8-K

    None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lincoln Benefit Life Company (Registrant)
May 13, 2003	By /s/ SAMUEL H. PILCH Samuel H. Pilch (chief accounting officer and duly authorized officer of the registrant)

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
Date: May 13, 2003	/s/ CASEY J. SYLLA Casey J. Sylla Chairman of the Board and Chief Executive Officer

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
Date: May 13, 2003	/s/ STEVEN E. SHEBIK Steven E. Shebik Senior Vice President and Chief Financial Officer

QuickLinks