Form 10-Q
period 2003-09-30
LINCOLN BENEFIT LIFE CO
filed 2003-11-14
CIK 910739

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
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
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

    Yes ☐    No ☒

        As of October 31, 2003, the registrant had 25,000 common shares, $100 par value, outstanding, all of which are held by Allstate Life Insurance Company.

LINCOLN BENEFIT LIFE COMPANY
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2003

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

LINCOLN BENEFIT LIFE COMPANY
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Revenues
Net investment income	$2,782	$2,962	$8,613	$8,832
Realized capital gains and losses	(66)	(1,610)	73	(1,273)

Income from operations before income tax expense	2,716	1,352	8,686	7,559
Income tax expense	948	471	3,033	2,639

Net income	$1,768	$881	$5,653	$4,920

See notes to condensed financial statements.

LINCOLN BENEFIT LIFE COMPANY
CONDENSED STATEMENTS OF FINANCIAL POSITION

(in thousands, except par value data)	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $193,938 and $182,757)	$207,973	$199,406
Short-term	3,681	3,201

Total investments	211,654	202,607
Cash	37,452	130,249
Reinsurance recoverable from Allstate Life Insurance Company, net	14,099,720	12,178,831
Reinsurance recoverable from non-affiliates, net	671,802	583,849
Current income taxes receivable	104	111
Other assets	45,234	42,045
Separate Accounts	1,687,701	1,413,221

Total assets	$16,753,667	$14,550,913

Liabilities
Contractholder funds	$13,341,578	$11,658,966
Reserve for life-contingent contract benefits	1,423,490	1,096,970
Deferred income taxes	3,686	4,587
Payable to affiliates, net	15,782	116,720
Other liabilities and accrued expenses	71,321	57,849
Separate Accounts	1,687,701	1,413,221

Total liabilities	16,543,558	14,348,313

Commitments and Contingent Liabilities (Note 3)
Shareholder's equity
Common stock, $100 par value, 30 thousand shares authorized, 25 thousand shares issued and outstanding	2,500	2,500
Additional capital paid-in	130,305	126,750
Retained income	68,181	62,528
Accumulated other comprehensive income:
Unrealized net capital gains and losses	9,123	10,822

Total accumulated other comprehensive income	9,123	10,822

Total shareholder's equity	210,109	202,600

Total liabilities and shareholder's equity	$16,753,667	$14,550,913

See notes to condensed financial statements.

LINCOLN BENEFIT LIFE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2003	2002
	(Unaudited)
Cash flows from operating activities
Net income	$5,653	$4,920
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization and other non-cash items	(46)	(165)
Realized capital gains and losses	(73)	1,273
Changes in:
Contract benefit and other insurance reserves, net of reinsurance recoverables	290	7,941
Income taxes payable	22	(1,046)
Receivable/payable to affiliates, net	(97,383)	6,233
Other operating assets and liabilities	10,282	(14,399)

Net cash (used in) provided by operating activities	(81,255)	4,757

Cash flows from investing activities
Fixed income securities
Proceeds from sales	19,930	12,544
Investment collections	22,247	17,993
Investment purchases	(53,239)	(39,345)
Change in short-term investments, net	(480)	3,903

Net cash used in investing activities	(11,542)	(4,905)

Net decrease in cash	(92,797)	(148)
Cash at beginning of period	130,249	43,796

Cash at end of period	$37,452	$43,648

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

        The condensed financial statements and notes as of September 30, 2003, and for the three-month and nine-month periods ended September 30, 2003 and 2002 are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Lincoln Benefit Life Company Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Pending accounting standard

Statement of Position 03-01

        In July 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-01 entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." The accounting guidance contained in the SOP addresses three areas: separate accounts presentation and valuation, accounting for sales inducements such as bonus interest, and the classification and valuation of certain long duration liabilities. The effective date of the SOP is for fiscal years beginning after December 15, 2003, with earlier adoption encouraged.

        Based on management's review of the SOP, the most significant impact to the Company is the provision of the SOP that requires the establishment of a liability in addition to the account balance for contracts and contract features that provide guaranteed death or other insurance benefits and guaranteed income benefits. This liability will be determined based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. The Company does not currently recognize these liabilities. However, any liability recorded would be ceded to ALIC under the terms of the reinsurance agreements. The Company is currently evaluating the provisions of the statement. The Company plans to adopt the provisions of the statement no later than January 1, 2004 and does not expect the effect to have a material impact on the Condensed Statements of Operations. Adoption is not expected to have a material impact on the Company's Condensed Statements of Financial Position. However, the amounts may vary based on market conditions.

Proposed standard

Emerging Issues Task Force Topic No. 03-01

        The Emerging Issues Task Force ("EITF") discussed Topic No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which attempts to define other-than-temporary impairment and highlight its application to investment securities accounted for under both Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stocks". The current issue summary, which has yet to be finalized, proposes that if, at the evaluation date, the fair value of an investment security is less than its carrying value then an impairment exists for which a determination must be made as to whether that impairment is other-than-temporary. If it is determined that an impairment is other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's carrying value and its fair value at the reporting date. In recent deliberations, the EITF discussed different models to assess whether impairment is other-than-temporary for different types of investments (e.g. SFAS 115 marketable equity securities, SFAS 115 debt securities, and equity and cost method investments subject to APB Opinion No. 18). Due to the uncertainty of the final model or models that may be adopted, the estimated impact to the Company's Condensed Statements of Operations and Financial Position is presently not determinable.

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

        The effects of reinsurance on premiums and contract charges are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2003	2002	2003	2002
Premiums and contract charges
Direct	$190,662	$150,732	$679,061	$465,800
Ceded
Affiliate	(114,074)	(80,242)	(445,899)	(276,283)
Non-affiliate	(76,588)	(70,490)	(233,162)	(189,517)

Premiums and contract charges, net of reinsurance	$—	$—	$—	$—

        The effects of reinsurance on interest credited to contractholder funds, contract benefits and certain expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2003	2002	2003	2002
Interest credited to contractholder funds, contract benefits and certain expenses
Direct	$374,392	$291,694	$1,179,518	$880,683
Ceded
Affiliate	(298,008)	(212,002)	(945,875)	(644,513)
Non-affiliate	(76,384)	(79,692)	(233,643)	(236,170)

Interest credited to contractholder funds, contract benefits and certain expenses, net of reinsurance	$—	$—	$—	$—

3.     Regulation, Legal Proceedings and Guarantees

Regulation

        The Company is subject to changing social, economic and regulatory conditions. State and federal regulatory initiatives and proceedings have varied and have included efforts to remove barriers preventing banks from engaging in the securities and insurance businesses, to change tax laws affecting the taxation of insurance companies and the tax treatment of either insurance products or competing non-insurance products that may impact the relative desirability of various personal investment products, and to expand overall regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

Legal proceedings

        Legal proceedings involving Allstate agencies and AIC may impact the Company, even when the Company is not directly involved, because the Company sells its products through a variety of distribution channels including Allstate agencies. Consequently, information about the more significant of these proceedings is provided below.

        AIC is defending various lawsuits involving worker classification issues. These lawsuits include a number of putative class actions and one certified class action challenging the overtime exemption claimed by AIC under the Fair Labor Standards Act or state wage and hour laws. These class actions mirror similar lawsuits filed recently against other carriers in the industry and other employers. Another lawsuit involves the worker classification of staff working in agencies. In this putative class action, plaintiffs seek damages under the Employee Retirement Income Security Act ("ERISA") and the Racketeer Influenced and Corrupt Organizations Act alleging that agency secretaries were terminated as employees by AIC and rehired by agencies though outside staffing vendors for the purpose of avoiding the payment of employee benefits. A putative nationwide class action filed by former employee agents also includes a worker classification issue; these agents are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. AIC has been vigorously defending these and various other worker classification lawsuits. The outcome of these disputes is currently uncertain.

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

        The Company is currently defending a nationwide class action, alleging among other things, breach of contract and breach of the implied covenant of good faith and fair dealing as a result of a change in the rate and cap on an annuity product. The court certified the class and entered summary judgment in favor of the Company and against the certified class. The Plaintiff filed notice of appeal and the Company filed a cross appeal. The outcome of the appeal is currently uncertain. The Company has been vigorously defending the suit.

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

Guarantees

        The Company has issued universal life insurance contracts to third parties who finance the premium payments on the universal life insurance contracts through a commercial paper program. The Company has issued a repayment guarantee on the outstanding commercial paper balance which is fully collateralized by the cash surrender value of the universal life insurance contracts. At September 30, 2003, the amount due under the commercial paper program is $300 million and the cash surrender value of the policies is $308 million. The repayment guarantee expires April 30, 2006. These contracts are ceded to ALIC under the terms of the reinsurance agreements.

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

        The aggregate liability balance related to all guarantees was not material as of September 30, 2003.

4.     Other Comprehensive Income

        The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Three Months Ended September 30,
	2003			2002
(in thousands)	Pretax	Tax	After- tax	Pretax	Tax	After- tax
Unrealized capital gains and losses
Unrealized holding gains (losses) arising during the period	$(4,287)	$1,501	$(2,786)	$5,057	$(1,770)	$3,287
Less: reclassification adjustments	(66)	23	(43)	(1,610)	563	(1,047)

Unrealized net capital gains (losses)	(4,221)	1,478	(2,743)	6,667	(2,333)	4,334

Other comprehensive income (loss)	$(4,221)	$1,478	(2,743)	$6,667	$(2,333)	4,334

Net income			1,768			881

Comprehensive income (loss)			$(975)			$5,215

	Nine Months Ended September 30,
	2003			2002
(in thousands)	Pretax	Tax	After- tax	Pretax	Tax	After- tax
Unrealized capital gains and losses
Unrealized holding gains (losses) arising during the period	$(2,490)	$872	$(1,618)	$6,837	$(2,392)	$4,445
Less: reclassification adjustments	124	(43)	81	(1,273)	446	(827)

Unrealized net capital gains (losses)	(2,614)	915	(1,699)	8,110	(2,838)	5,272

Other comprehensive income (loss)	$(2,614)	$915	(1,699)	$8,110	$(2,838)	5,272

Net income			5,653			4,920

Comprehensive income			$3,954			$10,192

5.     Capital Contribution

        During the third quarter of 2003, the Executive Committee of ALIC authorized the forgiveness of $3.5 million of intercompany debt that the Company owed to ALIC. This transaction was recognized as a non-cash capital contribution and reflected in Additional capital paid-in on the Condensed Statements of Financial Position.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

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

Management has identified the Company as a single segment entity.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2003	2002	2003	2002
Net investment income	$2,782	$2,962	$8,613	$8,832
Realized capital gains and losses	(66)	(1,610)	73	(1,273)
Income tax expense	948	471	3,033	2,639

Net income	$1,768	$881	$5,653	$4,920

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

        Net income increased $887 thousand in the third quarter of 2003 compared to the same period in 2002 due to decreased realized capital losses partially offset by decreased Net investment income and higher Income tax expense. Net income increased $733 thousand in the first nine months of 2003 compared to the same period in 2002 due to realized capital gains in the current period compared to realized capital losses in the prior year period, partially offset by decreased Net investment income and higher Income tax expense.

        Net investment income decreased $180 thousand or 6.1% in the third quarter and $219 thousand or 2.5% in the first nine months of 2003, compared to the same periods last year. The decrease in both periods was due to lower portfolio yields partially offset by increased portfolio balances. Lower portfolio yields result when new investments are made at rates lower than the current portfolio yields, reflecting the low interest rate environment. The portfolio balance as of September 30, 2003, excluding unrealized net capital gains on fixed income securities, increased 4.1% from September 30, 2002.

        Realized capital losses were $66 thousand in the third quarter of 2003 compared to $1.6 million in the same period in 2002. During the first nine months of 2003, realized capital gains were $73 thousand compared to realized capital losses of $1.3 million in the same period in 2002. Realized capital gains and losses in 2003 resulted from sales of fixed income securities. Realized capital losses in 2002 resulted from write-downs of fixed income securities.

FINANCIAL POSITION

(in thousands)	September 30, 2003
Fixed income securities(1)	$207,973
Short-term	3,681

Total investments	$211,654

Cash	$37,452
Reinsurance recoverable from ALIC, net	14,099,720
Reinsurance recoverable from non-affiliates, net	671,802
Contractholder funds	13,341,578
Reserve for life-contingent contract benefits	1,423,490
Separate Accounts assets and liabilities	1,687,701

(1)
Fixed income securities are carried at fair value. Amortized cost for these securities was $193.9 million.

        Total investments increased to $211.7 million at September 30, 2003 from $202.6 million at December 31, 2002 due to cash flows from operations partially offset by decreased unrealized gains on fixed income securities as a result of portfolio management activities.

        The Unrealized net capital gains on fixed income securities at September 30, 2003 were $14.0 million, a decrease of $2.7 million or 16.2% since December 31, 2002. The net unrealized gain for the fixed income portfolio was comprised of $15.0 million of unrealized gains and $1.0 million of unrealized losses at September 30, 2003, compared to a net unrealized gain for the fixed income portfolio totaling $16.7 million at December 31, 2002, comprised of $16.7 million of unrealized gains and $38 thousand of unrealized losses. At September 30, 2003, the unrealized losses for the fixed income portfolio were concentrated primarily in the corporate fixed income portfolio. Corporate fixed income net unrealized gains totaled $5.3 million comprised of $5.8 million of unrealized gains and $568 thousand of unrealized losses. The unrealized losses for the corporate fixed income portfolio were concentrated in the capital goods and transportation sectors. These sectors comprised $384 thousand or 67.6% of the unrealized losses and $1.1 million or 18.6%, of the unrealized gains in the corporate fixed income portfolio.

        All of the Company's fixed income securities portfolio are rated investment grade, which is defined by the Company as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2, a Moody's equivalent rating of Aaa, Aa, A or Baa, a Standard & Poor's equivalent rating of AAA, AA, A or BBB, or a comparable Company internal rating.

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

        As of September 30, 2003, the Company did not have any fixed income securities categorized as problem, restructured or potential problem. At December 31, 2002, the amortized cost and fair value of fixed income securities categorized as problem was $1.8 million and $1.8 million, respectively, and represented 0.9% of the fixed income securities portfolio. The fixed income securities that were previously categorized as problem were sold during the third quarter of 2003 as a result of price improvements in recent months. While these balances may increase in the future, particularly if economic conditions continue to be unfavorable, management expects that the total amount of securities in these categories will remain a relatively low percentage of the total fixed income securities portfolio. The Company did not have any fixed income securities categorized as restructured or potential problem at December 31, 2002.

Reinsurance recoverable, Contractholder funds and Reserve for life-contingent contract benefits

        Contractholder funds increased to $13.34 billion at September 30, 2003, from $11.66 billion at December 31, 2002 as a result of deposits from fixed annuities and interest credited to contractholder funds partially offset by surrenders, withdrawals and benefit payments. The Reserve for life-contingent contract benefits increased $326.5 million to $1.42 billion at September 30, 2003 resulting from sales of immediate annuities and other life-contingent products, partially offset by benefits paid. Reinsurance recoverable from ALIC and Reinsurance recoverable from non-affiliates increased correspondingly by $1.92 billion and $88.0 million, respectively, because all contractholder obligations are reinsured.

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

CAPITAL RESOURCES AND LIQUIDITY

        Capital Resources consist of Shareholder's equity. The following table summarizes the Company's capital resources:

(in thousands)	September 30, 2003	December 31, 2002
Common stock, additional capital paid-in and retained income	$200,986	$191,778
Accumulated other comprehensive income	9,123	10,822

Total Shareholder's equity	$210,109	$202,600

        Shareholder's equity increased $7.5 million in the first nine months of 2003 when compared to December 31, 2002, due to Net income of $5.7 million and a capital contribution of $3.5 million partially offset by a decrease in Accumulated other comprehensive income due to decreased unrealized net capital gains on investments of $1.7 million. During the third quarter of 2003, ALIC, pursuant to authorization by its Executive Committee, forgave $3.5 million of debt owed by the Company. It was reflected as a non-cash capital contribution to the Company in Additional capital paid-in in the Condensed Statements of Financial Position.

        Financial Ratings and Strength    In June 2003, Standard & Poor's revised the insurance financial strength rating of ALIC and its rated subsidiaries and affiliates, including the Company, from AA+ to AA and revised the rating outlook from negative to stable. Standard & Poor's stated that the rating change was due to several factors including their negative outlook on the life insurance industry, the recent decline in ALIC's Net income and their view that a subsidiary's rating cannot exceed the rating of its parent. ALIC's rating is now the same rating as that of AIC, its parent. Moody's and A.M. Best's financial strength ratings of the Company, ALIC and AIC remain unchanged. In reaffirming the A+ ratings of the Company, ALIC and AIC, A.M. Best assigned a positive outlook for these companies' ratings.

RECENT DEVELOPMENTS

        Certain participants in the mutual fund industry have recently been investigated for alleged improper share trading practices. This negative publicity could potentially harm the confidence of investors in the mutual fund industry and have residual effects on sales of the Company's variable annuity products, which have underlying investments in mutual funds. Management currently does not expect that any effect on sales from these allegations will have a material impact on the amounts ceded to ALIC or the Condensed Statements of Operations or Financial Position.

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

        These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "seeks," "expects," "will," "should," "anticipates," "estimates," "intends," "believes," "likely," "targets" and other words with similar meanings. These statements may address, among other things, the Company's strategy for growth, product development, regulatory approvals, market position, expenses, financial results and reserves. Management believes that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. Factors which could cause actual results to differ materially from those suggested by such forward-looking statements, include but are not limited to those discussed or identified in this document (including the risk factor described below) and in the Company's public filings with the SEC.

  •
  Management expects that the total amount of securities categorized as problem, restructured or potential problem will remain a relatively low percentage of the total fixed income securities portfolio. However the amount so categorized could change for a variety of reasons, including adverse general economic conditions or adverse conditions in particular economic sectors represented in the Company's investment portfolio.

RISK FACTOR

        The following risk factor should be considered in addition to the risk factors identified in the Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Forward-Looking Statements and Risk Factors Affecting The Company," in Part II Item 7 of the Company's Form 10-K filed March 31, 2003.

  •
  Conditions in the United States and international stock markets affect the Company's sales of variable annuities. Recent allegations of improper or illegal trading activities at large mutual fund complexes could affect the stock markets. In general, sales of variable annuities decrease when stock markets are declining over an extended period of time. The effect of decreasing Separate Accounts balances resulting from volatile equity markets, lower underlying fund performance or declining consumer confidence could cause contract charges ceded to ALIC to decrease. These factors could also result in accelerated amortization of deferred acquisition costs ceded to ALIC and require increases in statutory reserves ceded to ALIC, which reduce ALIC's statutory capital and surplus.

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
  Reports of Form 8-K

    None

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lincoln Benefit Life Company (Registrant)
November 14, 2003	By /s/ SAMUEL H. PILCH Samuel H. Pilch (chief accounting officer and duly authorized officer of the registrant)

Exhibit No.	Description
31.1	Rule 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 15d-14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications

E-1

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
NOTES TO CONDENSED FINANCIAL STATEMENTS
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE