Form 10-K
period 2003-12-31
LINCOLN BENEFIT LIFE CO
filed 2004-03-26
CIK 910739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

================================================================================

                                    FORM 10-K

Registrant meets the conditions set forth in General Instruction I (1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 333-111553

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes / /    No /X/

None of the common equity of the registrant is held by non-affiliates. Therefore, the aggregate market value of common equity held by non-affiliates of the registrant is zero.

As of March 15, 2004, the Registrant had 25,000 common shares, $100 par value, outstanding, all of which are held by Allstate Life Insurance Company.

Part III of this Form 10-K incorporates by reference certain information from The Allstate Corporation's Notice of Annual Meeting and Proxy Statement dated March 26, 2004, SEC File Number 1-11840.


                                TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----
PART I
Item 1.    Business *                                                                                      2
Item 2.    Properties *                                                                                    3
Item 3.    Legal Proceedings                                                                               3
Item 4.    Submission of Matters to a Vote of Security Holders **                                        N/A
PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
           Purchases of Equity Securities                                                                  3
Item 6.    Selected Financial Data **                                                                    N/A
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations           4
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk                                     16
Item 8.    Financial Statements and Supplementary Data                                                    17
Item 9.    Change in and Disagreements with Accountants on Accounting and Financial Disclosure            37
Item 9A    Controls and Procedures                                                                        37
PART III
Item 10.   Directors and Executive Officers of the Registrant **                                         N/A
Item 11.   Executive Compensation**                                                                      N/A
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related                    N/A
           Stockholder Matters **
Item 13.   Certain Relationships and Related Transactions **                                             N/A
Item 14    Principal Accountant Fees and Services                                                         37
PART IV
Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                               38
           Signatures                                                                                     41
           Supplemental Information to be Furnished With Reports Filed Pursuant to Section
           15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not
           Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934            42
           Financial Statement Schedules                                                                 S-1

           * Item prepared in accordance with General Instruction I(2) of Form 10-K
           ** Omitted pursuant to General Instruction I(2) of Form 10-K

PART I

ITEM 1. BUSINESS

     Lincoln Benefit Life Company ("Lincoln Benefit", "we", "our" or "us") was incorporated under the laws of the State of Nebraska in 1938. Lincoln Benefit is a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a stock property-liability insurance company organized under the laws of the State of Illinois. All of the outstanding capital stock of Allstate Insurance Company is owned by The Allstate Corporation (the "Corporation"), a publicly owned holding company incorporated under the laws of the State of Delaware. The Corporation is the largest publicly held personal lines insurer in the United States. Widely known through the "You're In Good Hands With Allstate(R)" slogan, the Corporation provides insurance products to more than 16 million households and has approximately 12,900 exclusive agencies and exclusive financial specialists in the United States and Canada. Allstate is the second-largest personal property and casualty insurer in the United States on the basis of 2002 statutory premiums earned and the nation's 13th-largest life insurance business on the basis of 2002 ordinary life insurance in force and 19th on the basis of 2002 statutory admitted assets.

     We are authorized to sell life insurance, savings and retirement products in all states except New York, as well as in the District of Columbia, Guam and the U.S. Virgin Islands.

     Our mission is to assist financial services professionals in meeting their customers' financial protection, savings and retirement needs by providing top-tier products delivered with reliable and efficient service. Our product line includes a wide variety of financial protection, savings and retirement products aimed at serving the financial needs of our customers. Products include traditional life, interest-sensitive life, variable life and long-term care insurance, and both variable and fixed annuities. Products are sold through a variety of distribution channels including Allstate exclusive agencies, independent agents (including master brokerage agencies) and broker/dealers.

     We have reinsurance agreements with ALIC and non-affiliated reinsurers. Under the agreements with ALIC, we reinsure all business to ALIC not reinsured to non-affiliated reinsurers. Premiums, contract charges, interest credited to contractholder funds, contract benefits and certain expenses of substantially all general account contracts are reinsured with ALIC. In addition, we reinsure all retained general account liabilities (that have not been ceded to non-affiliated reinsurers) to ALIC via a 100% coinsurance agreement. Assets that support these liabilities are owned and managed by ALIC. The obligations of ALIC under the reinsurance agreements are to us. We continue to have primary liability as the direct insurer for risks reinsured.

     Separate accounts liabilities related to variable annuity and life contracts are ceded to ALIC via a 100% modified coinsurance agreement whereby assets are maintained in our legally segregated unitized separate accounts. Contract charges assessed against the separate accounts assets and contract benefits are ceded to ALIC.

     In addition, we cede 90%, 80% or 60% of the mortality risk on certain life policies, depending upon the issue year and product, to a pool of thirteen non-affiliated reinsurers. Beginning in 1998, we cede mortality risk on new business in excess of $2 million per life for individual coverage. For business sold prior to 1998, we ceded mortality risk in excess of $350 thousand per life for individual coverage.

     The assets and liabilities relating to variable annuities and variable life products are legally segregated and reflected as assets and liabilities of the separate accounts in the financial statements. Assets of the separate accounts are only available for the benefit of the holders of these products and are not available to other creditors or policyholders with a claim solely against our general account assets. Absent any contract provision specifying either a guaranteed minimum return or account value upon death or annuitization, variable annuity and variable life contractholders bear the investment risk that the underlying mutual funds of the separate accounts may not meet their stated investment objectives. The assets and liabilities relating to variable products issued with fixed fund options are divided between the applicable separate accounts for the variable portion of the product and the general account for the fixed portion of the product.

     The assets and liabilities relating to the other (non-variable) life insurance and annuity products are reflected in our general account.

     With regard to our personal life insurance, savings, retirement and long-term care products, we compete principally on the basis of the scope of our distribution systems, the breadth of our product offerings, the recognition of our brand, our financial strength and ratings as well as those of ALIC, our product features and prices, and the level of customer service that we provide. In addition, with respect to variable life and variable annuity products, we compete on the basis of the variety of providers and choices of funds for our separate accounts and the management and performance of those funds within our separate accounts.

     The market for these products continues to be highly fragmented and competitive. As of December 31, 2002, there were approximately 780 groups of life insurance companies in the United States, most of which offered one or more products similar to our personal life insurance, savings, retirement and long-term care products. In some states, we compete with banks and savings and loan associations in the sale of life insurance products. In addition, because many of our personal life insurance, savings and retirement products include a savings or investment component, our competition includes securities firms, investment advisors, mutual funds, banks and other financial institutions. Competitive pressure is growing due to several factors, including cross marketing alliances between unaffiliated businesses and demutualization and consolidation activity in the financial services industry.

     Lincoln Benefit is subject to extensive regulation. In the U.S. the method, extent and substance of such regulation varies by state but generally has its source in statutes that delegate regulatory authority to a state regulatory agency and define standards of conduct. In general, such regulation is intended for the protection of insurance policyholders rather than security holders. These rules have a substantial effect on our business and relate to a wide variety of matters including insurance company licensing and examination, agent licensing, price setting, trade practices, policy forms, accounting methods, the nature and amount of investments, claims practices, participation in guaranty funds, reserve adequacy, insurer solvency, transactions with affiliates, the payment of dividends, and underwriting standards. For discussion of statutory financial information, see Note 10 to the financial statements. For discussion of regulatory contingencies, see Note 8 to the financial statements. Notes 10 and 8 are incorporated in this Part I, Item 1 by reference.

     In recent years the state insurance regulatory framework has come under increased federal scrutiny and legislation that would provide for federal chartering of insurance companies has been proposed. In addition, state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation. We cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect any such measures would have on Lincoln Benefit.

ITEM 2. PROPERTIES

     We occupy office space in Lincoln, Nebraska that is owned by AIC. Expenses associated with this facility are allocated to us on a direct basis. We also lease office space in Lincoln for general operations, file storage and information technology support.

ITEM 3. LEGAL PROCEEDINGS

     Incorporated in this Item 3 by reference to the discussion under the heading "Regulation and legal proceedings" in Note 8 to the financial statements.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     There is no public trading market for our common stock. All of our outstanding common stock is owned by our parent, ALIC. All of ALIC's outstanding common stock is owned by AIC. All of the outstanding common stock of AIC is owned by the Corporation. Within the past three years, no equity securities have been sold or repurchased by us.

     From January 1, 2002 through March 15, 2004, we paid no dividends on our common stock to ALIC.

     For additional information on dividends, including restrictions on the payment of dividends, see the "Liquidity" subsection of the "Capital Resources and Liquidity" section of our "Management's Discussion and Analysis of Financial Condition and Results of Operations". These items are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION HIGHLIGHTS SIGNIFICANT FACTORS INFLUENCING THE FINANCIAL POSITION AND RESULTS OF OPERATIONS OF LINCOLN BENEFIT (REFERRED TO IN THIS DOCUMENT AS "WE", "OUR", "US" OR THE "COMPANY"). IT SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES BEGINNING ON PAGE
17. WE ARE MANAGED AS A SINGLE SEGMENT ENTITY.

     The most important matters that we monitor to evaluate the financial condition and performance of our company include:

     - For operations: premiums and deposits; invested assets and face amount of life insurance in force;
     - For Investments: credit quality/experience, stability of long-term returns, cash flows and asset and liability duration;
     -   For financial condition: our financial strength ratings.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     We have identified two accounting policies that require us to make assumptions and estimates that are significant to the financial statements. It is reasonably likely that changes in these assumptions and estimates could occur from period to period and have a material impact on our financial statements. A brief summary of each of these critical accounting policies follows. For a more complete discussion of the effect of these policies on our financial statements, and the judgments and estimates relating to these policies, see the referenced sections of Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"). For a complete summary of our significant accounting policies see Note 2 of the financial statements.

INVESTMENT VALUATION The fair value of publicly traded fixed income securities is based on independent market quotations, whereas the fair value of non-publicly traded securities is based on either widely accepted pricing valuation models which use internally developed ratings and independent third party data as inputs or independent third party pricing sources. Factors used in our internally developed models, such as liquidity risk associated with privately-placed securities are difficult to observe and to characterize. Because of this, judgment is required in developing certain of these estimates and, as a result, the estimated fair value of non-publicly traded securities may differ from amounts that would be realized upon an immediate sale of the securities.

     Periodic changes in fair values of investments classified as available for sale are reported as a component of accumulated other comprehensive income on the Statements of Financial Position and are not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction, or when declines in fair values are deemed other than temporary. The assessment of other than temporary impairment of a security's fair value is performed on a case-by-case basis considering a wide range of factors. There are a number of assumptions and estimates inherent when assessing impairments and determining if they are other than temporary, including 1) our ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the expected recoverability of principal and interest; 3) the duration and extent to which the fair value has been less than amortized cost; 4) the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in significant unrealized loss position, including market conditions which could affect liquidity. Additionally, once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to later determine that an impairment is other than temporary, including 1) general economic conditions that are worse than assumed or that have a greater adverse effect on a particular issuer than originally estimated; 2) changes in the facts and circumstances related to a particular issuer's ability to meet all of its contractual obligations; and 3) changes in facts and circumstances or new information that we obtain which causes a change in our ability or intent to hold a security to maturity or until it recovers in value. Changes in assumptions, facts and circumstances could result in charges to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholder's equity since our portfolio is held at fair value and as a result, the related unrealized loss, net of tax, would already be reflected as accumulated other comprehensive income in shareholder's equity.

     For a more detailed discussion of the risks relating to changes in investment values and levels of investment impairment, and the potential causes of such changes, see Note 4 of the financial statements and the Financial Position, Market Risk and Forward-looking Statements and Risk Factors sections of the MD&A.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS ESTIMATION Long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses are used when estimating the reserve for life-contingent contract benefits. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. Future investment yield assumptions are determined at the time the policy is issued based upon prevailing investment yields as well as estimated reinvestment yields. Mortality, morbidity and policy termination assumptions are based on our experience and industry experience prevailing at the time the policies are issued. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium-paying period.

     For further discussion of these policies see Note 6 of the financial statements and the Forward-looking Statements and Risk Factors sections of the MD&A.

OVERVIEW AND STRATEGY We are a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"). ALIC, along with its wholly owned subsidiaries, is a leading provider of life insurance, annuities and other financial services to a broad spectrum of individual and institutional customers.

     Our mission is to assist financial services professionals in meeting their customers' financial protection, savings and retirement needs by providing top-tier products delivered with reliable and efficient service.

     We will pursue the following to grow our business organically: develop focused, top-tier products; deepen distribution partner relationships; improve our cost structure and implement a systematic risk management program.

     Our product line includes a wide variety of financial protection, savings and retirement products aimed at serving the financial needs of our customers. Products include traditional life, interest-sensitive life, variable life and long-term care insurance, and both variable and fixed annuities. Products are sold through a variety of distribution channels including Allstate exclusive agencies, independent agents (including master brokerage agencies) and broker/dealers.

RESULTS OF OPERATIONS

                                          FOR THE YEAR ENDED DECEMBER 31,
                                        ----------------------------------
   (IN THOUSANDS)                          2003         2002        2001
                                        ----------   ---------   ---------
   Net investment income                $   11,434   $  11,621   $  12,144
   Realized capital gains and losses            73      (4,084)     (1,352)
   Income tax expense                        4,092       2,629       3,768
                                        ----------   ---------   ---------
   Net income                           $    7,415   $   4,908   $   7,024
                                        ==========   =========   =========

     We have reinsurance agreements whereby premiums, contract charges, interest credited to contractholder funds, contract benefits and certain expenses are ceded to ALIC and other non-affiliated reinsurers, and are reflected net of such reinsurance in the Statements of Operations and Comprehensive Income. Our results of operations include net investment income and realized capital gains and losses earned on the assets that are not transferred under the reinsurance agreements.

NET INCOME increased 51.1% in 2003 compared to 2002 and decreased 30.1% in 2002 compared to 2001. The increase in 2003 was due to realized capital gains in 2003 compared to realized capital losses in 2002 partially offset by increased income tax expense and decreased net investment income. The decrease in 2002 was due to an increase in realized capital losses in 2002 compared to 2001 and decreased net investment income.

NET INVESTMENT INCOME decreased 1.6% in 2003 compared to 2002 and 4.3% in 2002 compared to 2001. The decreases were due to lower portfolio yields. Investment balances as of December 31, 2003, excluding unrealized net capital gains, increased 7.0% from December 31, 2002 and were comparable as of December 31, 2002 and 2001. The lower portfolio yields were primarily due to purchases of fixed income securities with yields lower than the current portfolio average.

NET REALIZED CAPITAL GAINS were $73 thousand in 2003 compared to realized capital losses of $4.1 million and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

$1.4 million in 2002 and 2001, respectively. In 2003, capital gains resulted from sales of fixed income securities while in 2002, gains on sales of fixed income securities of $239 thousand were more than offset by write-downs on fixed income securities of $4.3 million. The realized capital losses in 2001 resulted from sales of fixed income securities. Period to period fluctuations in realized capital gains and losses are the result of timing of sales decisions reflecting our decision on positioning the portfolio, assessments of individual securities, overall market conditions and write-downs when we determine that a decline in the value of a security is other than temporary.

FINANCIAL POSITION

(IN THOUSANDS)

                                                           2003             2002
                                                       -------------   --------------
     Fixed income securities (1)                       $     209,118   $      199,406
     Short-term                                                1,107            3,201
                                                       -------------   --------------
          Total investments                            $     210,225   $      202,607
                                                       =============   ==============
     Cash                                              $      23,456   $      130,249
                                                       =============   ==============
     Reinsurance recoverable from ALIC, net            $  14,594,260   $   12,178,831
                                                       =============   ==============
     Reinsurance recoverable from non-affiliates, net  $     692,971   $      569,569
                                                       =============   ==============
     Contractholder funds                              $  13,802,815   $   11,658,966
                                                       =============   ==============
     Reserve for life-contingent contract benefits     $   1,476,314   $    1,082,690
                                                       =============   ==============
     Separate Accounts assets and liabilities          $   1,911,619   $    1,413,221
                                                       =============   ==============

     (1) Fixed income securities are carried at fair value. Amortized cost for these securities was $197.9 million and $182.8 million at December 31, 2003 and 2002, respectively.

     Total investments increased to $210.2 million at December 31, 2003 from $202.6 million at December 31, 2002 due to the investment of positive cash flows from operations after settlement of December 31, 2002 payable to affiliates. At December 31, 2003, unrealized gains on fixed income securities decreased to $11.2 million from $16.6 million at December 31, 2002.

FIXED INCOME SECURITIES

     See Note 4 of the financial statements for a table showing the amortized cost, unrealized gains, unrealized losses and fair value for each type of fixed income securities for the years ended December 31, 2003 and 2002.

     U.S. government and agencies of the U.S. government securities were all rated investment grade at December 31, 2003.

     Municipal bonds, including tax-exempt and taxable securities, totaled $571 thousand and were rated Aaa at December 31, 2003 due to insurance by a bond insurer.

     Corporate bonds totaled $81.4 million and all were rated as investment grade at December 31, 2003.

     Mortgage-backed securities ("MBS") totaled $41.0 million at December 31, 2003. In our MBS portfolio, the credit risk is mitigated due to the fact that 51.7% of the portfolio consists of securities that were issued by, or have underlying collateral that is guaranteed by U.S. government agencies or U.S. government sponsored entities. The MBS portfolio is also subject to interest rate risk since price volatility and ultimate realized yield are affected by the rate of repayment of the underlying mortgages. We attempt to limit interest rate risk on these securities by investing a portion of the portfolio in securities that provide prepayment protection. At December 31, 2003, approximately 5.7% of the MBS portfolio was invested in planned amortization class bonds or the equivalent. Though these security types offer greater relative prepayment protection than other MBS securities, the degree of protection has been limited in this interest rate environment. Based on market conditions and potential changes in portfolio management objectives, the value of this protection and the significance of these holdings relative to the entire portfolio may be reduced in future periods.

     Asset-backed securities ("ABS") totaled $15.4 million at December 31, 2003. Our ABS portfolio is subject to credit and interest rate risk. Credit risk is mitigated by monitoring the performance of the collateral. The entire ABS portfolio had a Moody's rating of Aaa or a Standard & Poor's ("S&P") rating of AAA, the highest rating

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

category. The ABS portfolio is also subject to interest rate risk since price volatility and ultimate realized yield are affected by the rate of repayment of the underlying assets. The entire ABS portfolio is invested in securitized utilities receivables.

     At December 31, 2003, our entire fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from The National Association of Insurance Commissioners ("NAIC") of 1 or 2, a Moody's equivalent rating of Aaa, Aa, A or Baa; an S&P equivalent rating of AAA, AA, A or BBB; or a comparable internal rating.

     The following table summarizes the credit quality of the fixed income securities portfolio at December 31, 2003.

(IN THOUSANDS)

NAIC                                                           PERCENT OF
RATINGS   MOODY'S, S&P OR EQUIVALENT              FAIR VALUE     TOTAL
-------   -------------------------------------   ----------   ----------
   1      Aaa/Aa/A                                $  193,722         92.6%
   2      Baa                                         15,396          7.4
                                                  ----------   ----------
                                                  $  209,118       100.0%
                                                  ==========   ==========

UNREALIZED GAINS AND LOSSES See Note 4 of the financial statements for further disclosures regarding unrealized losses on fixed income securities and factors considered in determining that they are not other than temporarily impaired. The unrealized net capital gains on fixed income securities at December 31, 2003 were $11.2 million, a decrease of $5.5 million or 32.9% since December 31, 2002. Gross unrealized losses were primarily concentrated in the corporate fixed income portfolios and were comprised of securities in the following sectors.

                                                            GROSS UNREALIZED
                                            AMORTIZED    -----------------------     FAIR
(IN THOUSANDS)                                COST         GAINS        LOSSES       VALUE
                                           -----------   ----------   ----------   ----------
AT DECEMBER 31, 2003

Corporate:
   Banking                                 $    19,209   $    1,751   $      (85)  $   20,875
   Utilities                                    11,838          487            -       12,325
   Financial services                           11,535        1,195         (157)      12,573
   Capital goods                                10,338          500         (261)      10,577
   Transportation                                9,460          444         (244)       9,660
   Communications/media                          6,435          557            -        6,992
   Consumer noncyclical                          4,451           43            -        4,494
   Energy                                        2,150            -         (142)       2,008
   Basic industry                                  940            -           (3)         937
   Consumer cyclical                               927            8            -          935
                                           -----------   ----------   ----------   ----------
Total corporate fixed income portfolio          77,283        4,985         (892)      81,376

U.S. government and agencies                    65,632        5,448         (376)      70,704
Municipal                                          503           68            -          571
Asset-backed securities                         14,203        1,240            -       15,443
Mortgage-backed securities                      40,321        1,015         (312)      41,024
                                           -----------   ----------   -----------  ----------
   Total fixed income securities           $   197,942   $   12,756   $   (1,580)  $  209,118
                                           ===========   ==========   ==========   ==========

     The capital goods and transportation sectors had the highest concentration of unrealized losses in our corporate fixed income securities portfolio at December 31, 2003. The gross unrealized losses in these sectors are primarily company specific or interest rate related. While we expect eventual recovery of these securities and the related sectors, we included every security in our portfolio monitoring process at December 31, 2003.

     At December 31, 2003, all of the gross unrealized losses were related to investment grade fixed income

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

securities. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.

     The scheduled maturity dates for fixed income securities in an unrealized loss position at December 31, 2003 is shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

                                            UNREALIZED   PERCENT      FAIR      PERCENT
(IN THOUSANDS)                                 LOSS      OF TOTAL     VALUE     OF TOTAL
                                            ----------   --------   ---------   --------
Due after five years through ten years            (742)      47.0%  $  20,694   $   46.9%
Due after ten years                               (526)      33.3       6,091       13.8
Mortgage- and asset- backed securities(1)         (312)      19.7      17,347       39.3
                                            ----------   --------   ---------   --------
Total                                       $   (1,580)     100.0%  $  44,132      100.0%
                                            ==========   ========   =========   ========

(1) Because of the potential for prepayment, mortgage- and asset-backed securities are not categorized based on their contractual maturities.

PORTFOLIO MONITORING We have a comprehensive portfolio monitoring process to identify and evaluate fixed income securities whose carrying value may be other than temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults. The securities identified, in addition to other securities for which we may have concern, are evaluated based on facts and circumstances for inclusion on our watch-list. The watch-list is reviewed in detail to determine whether any other than temporary impairment exists.

     We also monitor the quality of our fixed income portfolio by categorizing certain investments as "problem", "restructured" or "potential problem". Problem fixed income securities are securities in default with respect to principal or interest and/or securities issued by companies that have gone into bankruptcy subsequent to our acquisition of the security. Restructured fixed income securities have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have serious concerns regarding the borrower's ability to pay future principal and interest, which causes us to believe these securities may be classified as problem or restructured in the future.

     As of December 31, 2003, we did not have any fixed income securities categorized as problem, restructured or potential problem.

NET REALIZED CAPITAL GAINS AND LOSSES The following table presents the components of realized capital gains and losses and the related tax effect for the years ended December 31.

(IN THOUSANDS)                                   2003       2002        2001
                                               --------   ---------   --------
Investment write-downs                         $      -   $  (4,323)  $      -
Sales - fixed income securities                      73         239     (1,352)
                                               --------   ---------   --------
Realized capital gains and losses, pretax            73      (4,084)    (1,352)
Income tax (expense) benefit                        (26)      1,429        473
                                               --------   ---------   --------
Realized capital gains and losses, after-tax   $     47   $  (2,655)  $   (879)
                                               ========   =========   ========

     We recorded realized capital gains on fixed income securities of $73 thousand for the year ended December 31, 2003 resulting from sales of fixed income securities. We recorded losses on fixed income securities of $4.1 million for the year ended December 31, 2002, primarily related to the utility industry.

SHORT-TERM INVESTMENTS Our short-term investment portfolio was $1.1 million and $3.2 million at December 31, 2003 and 2002, respectively. We invest available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of one year or less.

CASH At December 31, 2003, the cash balance was $23.5 million compared to $130.2 million at December 31, 2002. The decrease is primarily a result of timing differences between when deposits from fixed annuity sales were received in 2002 and when those deposits were transferred to ALIC under our reinsurance agreement in 2003. As a result, there was a corresponding decrease in payable to affiliates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

REINSURANCE RECOVERABLE, CONTRACTHOLDER FUNDS AND RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS Under accounting principles generally accepted in the United States of America ("GAAP"), when reinsurance contracts do not relieve the ceding company of legal liability to contractholders, the ceding company is required to report reinsurance recoverables arising from these contracts separately as assets. The liabilities for the contracts are reported as contractholder funds, reserves for life-contingent contract benefits, or separate accounts liabilities depending on the characteristics of the contracts. We reinsure all reserve liabilities with ALIC or other non-affiliated reinsurers. Reinsurance recoverable and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the Statements of Financial Position, while the assets which support the separate accounts liabilities are reflected as separate accounts assets.

     At December 31, 2003, contractholder funds increased to $13.80 billion from $11.66 billion at December 31, 2002 as the result of new and additional deposits from fixed annuities and interest credited to contractholder funds partially offset by surrenders, withdrawals and benefit payments. The reserve for life-contingent contract benefits increased $393.6 million to $1.48 billion at December 31, 2003 resulting from new sales of structured settlement and immediate annuities and other life-contingent products, partially offset by benefits paid and policy lapses. Reinsurance recoverable from ALIC and reinsurance recoverable from non-affiliates increased correspondingly by $2.42 billion and $123.4 million, respectively, due to the increase in contractholder obligations discussed above.

     We purchase reinsurance after evaluating the financial condition of the reinsurer, as well as the terms and price of coverage. We reinsure certain of our risks to non-affiliated reinsurers under yearly renewable term and coinsurance agreements. Yearly renewable term and coinsurance agreements result in a passing of the agreed-upon portion of risk to the reinsurer in exchange for negotiated reinsurance premium payments.

     Developments in the insurance industry have recently led to a decline in the financial strength of some of our reinsurance carriers, causing amounts recoverable from them to be considered a higher risk. There has also been recent consolidation activity between reinsurers in the industry, which causes reinsurance risk across the industry to be concentrated among fewer companies. Additionally, one of our primary non-affiliated reinsurers has announced its intention to no longer assume life reinsurance risks. As a result, we plan to increase our reinsurance to ALIC.

     We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis and a provision for uncollectible reinsurance is recorded if needed. At December 31, 2003, all non-affiliated ceded premiums were reinsured under uncollateralized reinsurance agreements with companies that had a financial strength rating of A- or above, as measured by AM Best. In certain cases, these ratings refer to the financial strength of the affiliated group or parent company of the reinsurer.

SEPARATE ACCOUNTS Separate accounts assets and liabilities increased 35.3% to $1.91 billion at December 31, 2003 compared to the December 31, 2002 balance. The increase was primarily attributable to increases in the fair value of the separate accounts fund values due to improved equity market conditions compared to 2002, sales of variable annuity contracts and transfers from the general account to the separate accounts funds, partially offset by surrenders and withdrawals and expense charges.

     The assets related to variable contracts are legally segregated and reflected as separate accounts assets. The assets of the separate accounts are carried at fair value. Separate accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and therefore, are not included in our Statements of Operations and Comprehensive Income. Our revenues from the separate accounts consist of contract charges related to maintenance and administration, mortality, early surrender and expenses, which are then ceded to ALIC.

     Absent any contract provision wherein we guarantee either a minimum return of account value upon death or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the underlying mutual funds of the separate accounts may not meet their stated investment objectives. The risk and associated cost of these contract guarantees are ceded to ALIC in accordance with the reinsurance agreements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

MARKET RISK

     Market risk is the risk that we will incur losses due to adverse changes in equity prices or interest rates. Our primary market risk exposure is to changes in interest rates. Although we also have certain exposures to changes in equity prices in our equity indexed annuities and separate accounts liabilities, this risk is transferred to ALIC in accordance with the reinsurance agreements.

OVERVIEW Investment guidelines define the overall framework for managing market and other investment risks, including accountability and control over these risk management activities. In addition, we follow guidelines that have been approved by our board of directors and that specify the investment limits and strategies that are appropriate given our liquidity, surplus, product, and regulatory requirements. Executive oversight of investment risk management processes is conducted primarily through the board of directors and investment committee. Administration and detailed managerial oversight of investment risk, including market risk, is provided through our credit and risk management committee ("CRMC"). We also have an enterprise-wide committee called the Enterprise Risk Council ("ERC") that is responsible for assessing risks, including market and other investment risks, on an integrated basis across subsidiaries and organizations.

     We manage our exposure to market risk through the use of asset allocation limits and duration limits and, as appropriate, through the use of stress tests. We have asset allocation limits that place restrictions on the total funds that may be invested within an asset class. We have duration limits on our investment portfolio, and, as appropriate, on individual components of these portfolios. These duration limits place restrictions on the amount of interest rate risk that may be taken. Comprehensive day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by the investment guidelines.

INTEREST RATE RISK is the risk that we will incur an economic loss due to adverse changes in interest rates. This risk arises as we invest funds in interest-sensitive assets.

     One of the measures used to quantify exposure is duration. Duration measures the sensitivity of assets to changes in interest rates. For example, if interest rates increase by 100 basis points the fair value of an asset with a duration of 5 is expected to decrease in value by approximately 5%. Our asset duration was approximately 5.0 and 3.9 at December 31, 2003 and 2002, respectively.

     To calculate duration, we project asset cash flows and calculate their net present value using a risk-free market interest rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at alternative levels of interest rates and determining the percentage change in aggregate fair value. The projections include assumptions (based upon historical market experience and our experience) that reflect the effect of changing interest rates on the prepayment, lapse, leverage and/or option features of instruments, where applicable. Such assumptions relate primarily to mortgage-backed securities, collateralized mortgage obligations, and municipal and corporate obligations.

     Based upon the information and assumptions we use in our duration calculation and interest rates in effect at December 31, 2003, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of the assets by approximately $10.5 million compared to $7.8 million at December 31, 2002. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential impact of such an event.

     To the extent that conditions differ from the assumptions we used in these calculations, duration and rate shock measures could be significantly impacted. Additionally, our calculation assumes that the current relationship between short-term and long-term interest rates (the term structure of interest rates) will remain constant over time. As a result, these calculations may not fully capture the impact of non-parallel changes in the term structure of interest rates and/or large changes in interest rates.

EQUITY PRICE RISK is the risk that we will incur economic losses due to adverse changes in a mutual fund or stock index.

     At December 31, 2003 and 2002, we had separate account assets with account values totaling $1.91 billion and $1.41 billion, respectively. We earn contract charges as a percentage of these account values. In the event of an immediate decline of 10% in the account values due to equity market declines, we would have earned approximately $2.4 million and $2.0 million less in fee income at December 31, 2003 and 2002, respectively,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

which would be ceded to ALIC.

     Variable annuity contracts we sell have a guaranteed minimum death benefit ("GMDB") and customers may choose to purchase an enhanced GMDB or guaranteed minimum income benefit ("GMIB") prior to 2004 and beginning in 2004, an accumulation benefit ("GMAB") on certain contracts. These guarantees subject us to additional equity risk because the beneficiary or contractholder may receive a benefit that is greater than the current account value, which would be ceded to ALIC. GMDBs are payable upon death, while GMIBs are payable on or after the ten-year anniversary of the contract if the contractholder elects to receive a defined stream of payments ("annuitize"). GMABs are payable on a date that is pre-determined by the contractholder, between the eighth and twentieth year of the contract. GMABs guarantee a return of up to 2.5 times (or 250%) of the amount deposited in the contract, depending on the amount of time the contract is in force and adherence to certain fund allocations. All variable annuity contract charges and fees, liabilities and benefits, including the GMDBs, GMIBs and GMABs are ceded to ALIC in accordance with the reinsurance agreement, thereby limiting our equity risk exposure.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES consist of shareholder's equity. The following table summarizes our capital resources at December 31:

(IN THOUSANDS)                                      2003         2002         2001
                                                 ----------   ----------   ----------
Common stock, additional capital paid-in and
   retained income                               $  202,748   $  191,778   $  186,870
Accumulated other comprehensive income                7,265       10,822        4,930
                                                 ----------   ----------   ----------
Total shareholder's equity                       $  210,013   $  202,600   $  191,800
                                                 ==========   ==========   ==========

SHAREHOLDER'S EQUITY increased $7.4 million during the year ended December 31, 2003 when compared to December 31, 2002, due to net income of $7.4 million and a non-cash capital contribution of $3.6 million partially offset by a decrease in unrealized net capital gains of $3.6 million. Shareholder's equity increased during 2002, as well as 2001, due to net income of $4.9 million and $7.0 million, respectively, and an increase in unrealized net capital gains of $5.9 million and $2.8 million, respectively.

FINANCIAL RATINGS AND STRENGTH We share the insurance financial strength ratings of our parent, ALIC, because business is reinsured to ALIC. Our insurance financial strength was rated Aa2, AA, and A+(r) by Moody's, Standard & Poor's and A.M. Best, respectively, at December 31, 2003.

     Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, the amount of financial leverage (i.e., debt), exposure to risks, as well as the current level of operating leverage. In February 2004, A.M. Best revised the outlook to stable from positive for the insurance financial strength ratings of ALIC and certain rated subsidiaries and affiliates.

     State laws specify regulatory actions if an insurer's risk-based capital ("RBC"), a measure of an insurer's solvency, falls below certain levels. The NAIC has a standard formula for assessing RBC. The formula for calculating RBC takes into account factors relating to insurance, business, asset and interest rate risks. At December 31, 2003, our RBC was above levels that would require regulatory actions.

     The NAIC has also developed a set of financial relationships or tests known as the Insurance Regulatory Information System to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or action from insurance regulatory authorities. The NAIC analyzes financial data provided by insurance companies using prescribed ratios, each with defined "usual ranges." Generally, regulators will begin to monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. Our ratios are within these ranges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

LIQUIDITY SOURCES AND USES Our potential sources of funds principally include the following activities:

       Receipt of insurance premiums
       Contractholder fund deposits
       Reinsurance recoveries
       Receipts of principal and interest on investments
       Sales of investments
       Inter-company loans and tax refunds/settlements
       Capital contributions from parent

Our potential uses of funds principally include the following activities:

       Payment of contract benefits, maturities, surrenders and withdrawals Reinsurance cessions and payments
       Operating costs and expenses
       Purchase of investments
       Repayment of inter-company loans
       Dividends to shareholder

     Under the terms of reinsurance agreements, all premiums and deposits, excluding those relating to variable contracts and those reinsured to non-affiliated reinsurers, are transferred to ALIC, which maintains the investment portfolios supporting our products. Payments of contractholder claims, benefits (including GMDBs, GMIBs and GMABs beginning in 2004), contract maturities, contract surrenders and withdrawals and certain operating costs (excluding investment-related expenses), are also reimbursed by ALIC, under the terms of the reinsurance agreements. We continue to have primary liability as a direct insurer for risks reinsured. Our ability to meet liquidity demands is dependent on ALIC's ability to meet those obligations under the reinsurance program.

     Our ability to pay dividends is dependent on business conditions, income, cash requirements and other relevant factors. The payment of shareholder dividends without the prior approval of the state insurance regulator is limited by Nebraska law to formula amounts based on statutory surplus and statutory net gain from operations, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that we can distribute during 2004 without prior approval of the Nebraska Department of Insurance is $20.0 million.

     We have entered into an intercompany loan agreement with the Corporation. The amount of funds available to us is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. No amounts were outstanding for the intercompany loan agreement at December 31, 2003 or 2002, respectively. The Corporation uses commercial paper borrowings and bank lines of credit to fund intercompany borrowings.

     Certain remote events and circumstances could constrain the Corporation's liquidity. Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a downgrade in the Corporation's long-term debt rating of A1 and A+ (from Moody's and Standard & Poor's, respectively) to non-investment grade status of below Baa3/BBB-, a downgrade in AIC's financial strength rating from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/A-, or a downgrade in ALIC's or our financial strength ratings from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Aa3/AA-/A-. The rating agencies also consider the interdependence of the Corporation's individually rated entities, and therefore, a rating change in one entity could potentially affect the ratings of other related entities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

CONTRACTUAL OBLIGATIONS Our contractual obligations as of December 31, 2003 and the payments due by period are shown in the following table.

                                                               LESS THAN 1       1-3           4-5        OVER 5
(IN THOUSANDS)                                   TOTAL            YEAR          YEARS         YEARS        YEARS
                                              -------------   -------------   ----------   ----------   ----------
Payout Annuities/Structured Settlements(1)    $   1,273,157   $     117,942      338,062   $  183,819   $  633,334
Operating Leases                                      1,786             953          773           60            -
                                              -------------   -------------   ----------   ----------   ----------
Total Contractual Cash Obligations            $   1,274,943   $     118,895      338,835   $  183,879   $  633,334
                                              =============   =============   ==========   ==========   ==========

(1) ALIC closely manages the assets supporting payout annuities/structured settlement liabilities because they are ceded to ALIC under the terms of the reinsurance agreements.

REGULATION AND LEGAL PROCEEDINGS

REGULATION We are subject to changing social, economic and regulatory conditions. Recent state and federal regulatory initiatives and proceedings have included efforts to remove barriers preventing banks from engaging in the securities and insurance businesses, change tax laws affecting the taxation of insurance companies and the tax treatment of insurance products or competing non-insurance products that may impact the relative desirability of various personal investment products and otherwise expand overall regulation of insurance products and the insurance industry. The ultimate changes and eventual effects of these initiatives on our business, if any, are uncertain.

LEGAL PROCEEDINGS We are involved in various legal and regulatory actions that could have an effect on specific aspects of our business. Like other members of the insurance industry, we are the target of an increasing number of lawsuits, some of which involve claims for substantial or indeterminate amounts. For a description of these actions, see Note 8 of the financial statements.

PENDING ACCOUNTING STANDARDS

     As of December 31, 2003, there are several pending and proposed accounting standards that we have not implemented either because the standard has not been finalized or the implementation date has not yet occurred. These standards include Statement of Position 03-01 and Emerging Issues Task Force Topic number 03-01. For a discussion of these pending and proposed standards, see Note 2 of the financial statements. The effect of implementing certain accounting standards on our financial results and financial condition is often based in part on market conditions at the time of implementation and other factors we are unable to determine prior to implementation. For this reason, we are sometimes unable to estimate the effect of certain pending accounting standards until the relevant authoritative body finalizes these standards or until we implement them.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     This document contains "forward-looking statements" that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. We assume no obligation to update any forward-looking statements as a result of new information or future events or developments.

     These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "seeks," "expects," "will," "should," "anticipates," "estimates," "intends," "believes," "likely," "targets" and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. Factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document (including the risks described below) and in our public filings with the SEC.

     In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below, which apply to us as an insurer and a provider of other financial services.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

RISKS RELATING TO THE COMPANY

CHANGES IN RESERVE ESTIMATES MAY REDUCE PROFITABILITY
     Reserve for life-contingent contract benefits is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses. We periodically review and revise our estimates and if future experience differs from assumptions, adjustments to reserves may be required which could have a material adverse effect on our financial condition and operating results ceded to ALIC.

CHANGES IN MARKET INTEREST RATES MAY LEAD TO A SIGNIFICANT DECREASE IN THE SALES AND PROFITABILITY OF SPREAD-BASED PRODUCTS CEDED TO ALIC
     ALIC's ability to manage the investment margin for spread-based products is dependent upon maintaining profitable spreads between investment yields and interest crediting rates on business ceded to ALIC. As interest rates decrease or remain at historically low levels, assets may be reinvested at lower yields, reducing investment margin. For example, during 2003 the average pre-tax investment yield on assets we retain declined to 6.1% from 6.4% in 2002. ALIC manages the spread on the business assumed from us. Our ability to lower interest crediting rates can offset decreases in investment margin on some products. However, these changes could be limited by market conditions, regulatory minimum rates or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in asset yields. Decreases in the rates offered on products could make those products less attractive, leading to lower sales and/or changes in the level of surrenders and withdrawals for these products. Increases in market interest rates can also have negative effects on the business ceded to ALIC, for example by increasing the attractiveness of other investments, which can lead to higher surrenders at a time when its investment asset values are lower as a result of the increase in interest rates. Unanticipated surrenders could result in deferred policy acquisition costs ("DAC") unlocking or affect the recoverability of DAC and thereby increase expenses ceded to ALIC and reduce profitability of ALIC.

DECLINING EQUITY MARKETS MAY REDUCE BOTH SALES OF PRODUCTS AND INCOME FROM CONTRACT CHARGES AND MAY ADVERSELY AFFECT OPERATING RESULTS AND FINANCIAL CONDITION OF ALIC
     Conditions in the United States and international stock markets affect our sales of variable annuities. Recent allegations of improper or illegal trading activities at large mutual fund complexes could affect the stock markets. In general, sales of variable annuities decrease when stock markets are declining over an extended period of time. The effect of decreasing separate accounts balances resulting from volatile equity markets, lower underlying fund performance or declining consumer confidence could cause contract charges earned and ceded to ALIC to decrease. In addition, it is possible that the assumptions and projections we use to establish prices for GMDB, GMIB and GMAB products, particularly assumptions and projections about investment performance, do not accurately reflect the level of costs that we will ultimately incur and cede to ALIC in providing those benefits, resulting in adverse margin trends that may have a material effect on ALIC's results of operations. These factors may result in accelerated DAC amortization at ALIC and require increases in reserves, which would reduce ALIC's statutory capital and surplus and/or net income. Poor fund performance could also result in higher partial withdrawals of account value which, for some contracts, do not reduce the GMDB by a proportional amount.

CHANGES IN ESTIMATES OF PROFITABILITY ON INTEREST-SENSITIVE PRODUCTS MAY HAVE AN ADVERSE EFFECT ON RESULTS THROUGH INCREASED AMORTIZATION OF DAC FOR ALIC
     DAC related to interest-sensitive life, variable annuity and investment contracts is amortized in proportion to estimated gross profits over the estimated lives of the contracts. Assumptions underlying estimated gross profits, including those relating to margins from investment, mortality, contract administration, surrender and other contract charges, are updated from time to time in order to reflect actual and expected experience and its potential effect on the valuation of DAC. Updates to these assumptions could result in DAC unlocking, which in turn could adversely affect our operating results ceded to ALIC.

A LOSS OF KEY PRODUCT DISTRIBUTION RELATIONSHIPS COULD MATERIALLY AFFECT SALES
     Certain products are distributed under agreements with other members of the financial services industry that are not affiliated with us. Termination of one or more of these agreements due to, for example, a change in control of one of these distributors, could have a detrimental effect on our sales. This risk may be heightened by the enactment of the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"), which eliminated many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

CHANGES IN TAX LAWS MAY DECREASE SALES AND PROFITABILITY OF PRODUCTS
     Under current federal and state income tax law, certain products (primarily life insurance and annuities) we offer receive favorable tax treatment. This favorable treatment may give certain of our products a competitive

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

advantage over noninsurance products. Congress from time to time considers legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance and annuities. Congress also considers proposals to reduce the taxation of certain products or investments that may compete with life insurance and annuities. One such proposal was enacted in May 2003 when President Bush signed the Jobs and Growth Tax Relief Reconciliation Act of 2003, which reduced the federal income tax rates applicable to certain dividends and capital gains realized by individuals. Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage of certain of our products as compared to competing products. Such proposals, if adopted, could have an adverse effect on our financial position or ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, recent changes in the federal estate tax laws have negatively affected the demand for the types of life insurance used in estate planning.

RISKS RELATING TO THE INSURANCE INDUSTRY

OUR FUTURE RESULTS ARE DEPENDENT IN PART ON OUR ABILITY TO SUCCESSFULLY OPERATE IN AN INSURANCE INDUSTRY THAT IS HIGHLY COMPETITIVE
     The insurance industry is highly competitive. Many of our competitors have well-established national reputations and market similar insurance products. Because of the competitive nature of the insurance industry, including competition for producers such as exclusive and independent agents, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressure will not have a material adverse effect on our business, operating results or financial condition. In addition, we may face increased competition from banks. Until passage of the GLB Act, the ability of banks to engage in securities-related businesses was limited and banks were restricted from being affiliated with insurers. With the passage of the GLB Act, mergers that combine commercial banks, insurers and securities firms under one holding company are now permitted. The ability of banks to affiliate with insurers may have a material adverse effect on all of our product lines by substantially increasing the number, size and financial strength of potential competitors. Furthermore, certain competitors operate using a mutual insurance company structure and therefore, may have dissimilar profitability and return targets.

CHANGING INTEREST RATES AND DECLINES IN CREDIT QUALITY MAY HAVE ADVERSE EFFECTS
     A decline in market interest rates could have an adverse effect on our investment income as we invest cash in new investments that may yield less than the portfolio's average rate. In a declining interest rate environment, borrowers may prepay or redeem securities we hold more quickly than expected as they seek to refinance at lower rates. An increase in market interest rates could have an adverse effect on the value of our investment portfolio, for example, by decreasing the fair values of the fixed income securities that comprise a substantial majority of our investment portfolio. Increases in interest rates also may lead to an increase in surrenders and withdrawals that generally would be funded at a time when fair values of fixed income securities are lower. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized losses on securities.

WE MAY SUFFER LOSSES FROM LITIGATION
     As is typical for an insurance company, we are involved in a substantial amount of litigation. Among other things, we, like other participants in the insurance industry, have been subject in recent years to an increasing volume of class action litigation challenging a range of industry practices. Our litigation exposure could result in a material adverse effect on our financial condition and operating results ceded to ALIC in a future period in the event of an unexpected adverse outcome or if additional reserves are required to be established for such litigation. For a description of our current material litigation matters, see Note 8 of the financial statements.

WE ARE SUBJECT TO EXTENSIVE REGULATION AND POTENTIAL FURTHER RESTRICTIVE REGULATION MAY INCREASE OUR OPERATING COSTS AND LIMIT OUR GROWTH
     We are subject to extensive regulation by state insurance regulators. This regulation is focused on the protection of policyholders and not investors. In many cases, state regulations limit our ability to grow and improve the profitability of our business. The laws regulating securities products and activities are complex, numerous and subject to change. Further, in recent years, the state insurance regulatory framework has come under increased federal scrutiny, and proposals that would provide for optional federal chartering of insurance companies have been discussed by members of Congress. We can make no assurances as to whether further state or federal measures will be adopted to change the nature or scope of the regulation of the insurance industry or as to the effect that any such measures would have on us.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

THE UNAVAILABILITY OF REINSURANCE MAY LIMIT OUR ABILITY TO WRITE NEW BUSINESS
     Market conditions beyond our control determine the availability and cost of the reinsurance we purchase. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as are currently available. If we were unable to maintain our current level of external reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, either ALIC would have to accept an increase in net liability exposure or we would have to reduce insurance writings.

REINSURANCE SUBJECTS US TO THE CREDIT RISK OF OUR REINSURERS AND MAY NOT BE ADEQUATE TO PROTECT US AGAINST LOSSES ARISING FROM CEDED INSURANCE
     The collectibility of reinsurance recoverables is subject to uncertainty arising from a number of factors, including whether insured losses meet the qualifying conditions of the reinsurance contract and whether reinsurers, or their affiliates, have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract. Our inability to collect a material recovery from a reinsurer could have a material adverse effect on our operating results ceded to ALIC and financial condition.

THE CONTINUED THREAT OF TERRORISM AND ONGOING MILITARY ACTIONS MAY ADVERSELY AFFECT THE LEVEL OF CLAIM EXPENSE WE INCUR AND THE VALUE OF OUR INVESTMENT PORTFOLIO
     The continued threat of terrorism, both within the United States and abroad, and ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and declines in the equity markets in the United States, Europe and elsewhere, and result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by the continued threat of terrorism. In the event that a terrorist act occurs, we may be adversely affected, depending on the nature of the event.

ANY DECREASE IN OUR FINANCIAL STRENGTH RATINGS MAY HAVE AN ADVERSE EFFECT ON OUR COMPETITIVE POSITION
     Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally will have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer's ratings due to, for example, a decline in the value of an insurer's investment portfolio or increased liabilities for variable contracts arising from additional GMDB, GMIB or GMAB exposure resulting from market declines. Currently, the insurance financial strength ratings of the Corporation, AIC and ALIC are Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively). Because these ratings are subject to periodic review, the continued retention of these ratings cannot be assured. A multiple level downgrade in the ratings of the Corporation, AIC or ALIC could have a material adverse effect on our sales, including the competitiveness and marketability of our product offerings, as well as our liquidity, financial condition and operating results ceded to ALIC.

CHANGES IN ACCOUNTING STANDARDS ISSUED BY THE FASB OR OTHER STANDARD-SETTING BODIES MAY ADVERSELY AFFECT OUR FINANCIAL STATEMENTS
     Our financial statements are subject to the application of GAAP, which is periodically revised and/or expanded. Accordingly, we are required to adopt new or revised accounting standards issued from time to time by recognized authoritative bodies, including the Financial Accounting Standards Board (the "FASB"). It is possible that future changes we are required to adopt could change the current accounting treatment that we apply to our financial statements and that such changes could have a material adverse effect on our financial condition and results ceded to ALIC. For a description of potential changes in accounting standards that could affect us currently, see Note 2 of the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Incorporated in this Item 7a by reference to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          LINCOLN BENEFIT LIFE COMPANY
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                               YEAR ENDED DECEMBER 31,
                                                      ------------------------------------
(IN THOUSANDS)                                           2003         2002         2001
                                                      ----------   ----------   ----------
REVENUES
Net investment income                                 $   11,434   $   11,621   $   12,144
Realized capital gains and losses                             73       (4,084)      (1,352)
                                                      ----------   ----------   ----------

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE          11,507        7,537       10,792
Income tax expense                                         4,092        2,629        3,768
                                                      ----------   ----------   ----------

NET INCOME                                                 7,415        4,908        7,024
                                                      ----------   ----------   ----------

OTHER COMPREHENSIVE (LOSS) INCOME, AFTER-TAX

Change in unrealized net capital gains and losses         (3,557)       5,892        2,818
                                                      ----------   ----------   ----------

COMPREHENSIVE INCOME                                  $    3,858   $   10,800   $    9,842
                                                      ==========   ==========   ==========

                       See notes to financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                        STATEMENTS OF FINANCIAL POSITION

                                                                                           DECEMBER 31,
                                                                                   ------------------------------
(IN THOUSANDS, EXCEPT PAR VALUE DATA)                                                   2003            2002
                                                                                   --------------   -------------
ASSETS
Investments
   Fixed income securities, at fair value (amortized cost $197,942 and $182,757)   $      209,118   $     199,406
   Short-term                                                                               1,107           3,201
                                                                                   --------------   -------------
      Total investments                                                                   210,225         202,607

Cash                                                                                       23,456         130,249
Reinsurance recoverable from Allstate Life Insurance Company, net                      14,594,260      12,178,831
Reinsurance recoverable from non-affiliates, net                                          692,971         569,569
Current income taxes receivable                                                             1,428             111
Other assets                                                                               69,968          56,325
Separate accounts                                                                       1,911,619       1,413,221
                                                                                   --------------   -------------
        TOTAL ASSETS                                                               $   17,503,927   $  14,550,913
                                                                                   ==============   =============

LIABILITIES
Contractholder funds                                                               $   13,802,815   $  11,658,966
Reserve for life-contingent contract benefits                                           1,476,314       1,082,690
Unearned premiums                                                                          19,974          14,280
Deferred income taxes                                                                       4,172           4,587
Payable to affiliates, net                                                                 23,332         116,720
Other liabilities and accrued expenses                                                     55,688          57,849
Separate accounts                                                                       1,911,619       1,413,221
                                                                                   --------------   -------------
        TOTAL LIABILITIES                                                              17,293,914      14,348,313
                                                                                   --------------   -------------
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 8)

SHAREHOLDER'S EQUITY

Common stock, $100 par value, 30 thousand shares authorized, 25 thousand shares
   issued and outstanding                                                                   2,500           2,500
Additional capital paid-in                                                                130,305         126,750
Retained income                                                                            69,943          62,528
Accumulated other comprehensive income:
   Unrealized net capital gains and losses                                                  7,265          10,822
                                                                                   --------------   -------------
        Total accumulated other comprehensive income                                        7,265          10,822
                                                                                   --------------   -------------
        TOTAL SHAREHOLDER'S EQUITY                                                        210,013         202,600
                                                                                   --------------   -------------
        TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                 $   17,503,927   $  14,550,913
                                                                                   ==============   =============

                       See notes to financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                       STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                                    YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------------
(IN THOUSANDS)                                                                2003           2002            2001
                                                                         -------------   -------------   -------------
COMMON STOCK                                                             $       2,500   $       2,500   $       2,500
                                                                         -------------   -------------   -------------

ADDITIONAL CAPITAL PAID-IN
Balance, beginning of year                                                     126,750         126,750         126,750
Capital contribution                                                             3,555              --              --
                                                                         -------------   -------------   -------------
Balance, end of year                                                           130,305         126,750         126,750
                                                                         -------------   -------------   -------------

RETAINED INCOME
Balance, beginning of year                                                      62,528          57,620          50,596
Net income                                                                       7,415           4,908           7,024
                                                                         -------------   -------------   -------------
Balance, end of year                                                            69,943          62,528          57,620
                                                                         -------------   -------------   -------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of year                                                      10,822           4,930           2,112
Change in unrealized net capital gains and losses                               (3,557)          5,892           2,818
                                                                         -------------   -------------   -------------
Balance, end of year                                                             7,265          10,822           4,930
                                                                         -------------   -------------   -------------

TOTAL SHAREHOLDER'S EQUITY                                               $     210,013   $     202,600   $     191,800
                                                                         =============   =============   =============

                       See notes to financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------------
(IN THOUSANDS)                                                                2003            2002            2001
                                                                         -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $       7,415   $       4,908   $       7,024
Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization and other non-cash items                                           2            (204)           (531)
     Realized capital gains and losses                                             (73)          4,084           1,352
     Changes in:
       Life-contingent contract benefits and contractholder funds,
         net of reinsurance recoverables                                        (1,358)          4,255             511
       Income taxes                                                                184          (5,332)            922
       Payable to affiliates, net                                              (89,833)         97,527         (25,138)
       Other operating assets and liabilities                                  (10,111)        (15,031)         68,347
                                                                         -------------   -------------   -------------
         Net cash (used in) provided by operating activities                   (93,774)         90,207          52,487
                                                                         -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
     Proceeds from sales                                                        19,930          16,847          10,922
     Investment collections                                                     32,686          22,010          15,346
     Investments purchases                                                     (67,729)        (46,266)        (39,422)
Change in short-term investments                                                 2,094           3,655           4,387
                                                                         -------------   -------------   -------------
         Net cash used in investing activities                                 (13,019)         (3,754)         (8,767)
                                                                         -------------   -------------   -------------

NET (DECREASE) INCREASE IN CASH                                               (106,793)         86,453          43,720
CASH AT BEGINNING OF YEAR                                                      130,249          43,796              76
                                                                         -------------   -------------   -------------
CASH AT END OF YEAR                                                      $      23,456   $     130,249   $      43,796
                                                                         =============   =============   =============

                       See notes to financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

1.   GENERAL

BASIS OF PRESENTATION

     The accompanying financial statements include the accounts of Lincoln Benefit Life Company ("Lincoln Benefit" or the "Company"), a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"). These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Management has identified the Company as a single segment entity.

     To conform to the 2003 presentation, certain amounts in the prior years' financial statements and notes have been reclassified.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NATURE OF OPERATIONS

     The mission of Lincoln Benefit is to assist financial services professionals in meeting their customers' financial protection, savings and retirement needs by providing top-tier products delivered with reliable and efficient service. The Company's product line includes a wide variety of financial protection, savings and retirement products aimed at serving the financial needs of the Company's customers. Products include traditional life, interest-sensitive life, variable life and long-term care insurance, and both variable and fixed annuities. Products are sold through a variety of distribution channels including Allstate exclusive agencies, independent agents (including master brokerage agencies) and broker/dealers. Although the Company currently benefits from agreements with financial services entities that market and distribute its products, change in control or other factors affecting these non-affiliated entities with which the Company has distribution agreements could negatively impact the Company's sales.

     The Company is authorized to sell life insurance and investment products in all states except New York, as well as in the District of Columbia, Guam and the U.S. Virgin Islands. For 2003, the top geographic locations for statutory premiums and annuity considerations for the Company were California, Florida, Texas and Pennsylvania. No other jurisdiction accounted for more than 5% of statutory premiums and annuity considerations. All statutory premiums and annuity considerations are ceded under reinsurance agreements.

     The Company monitors economic and regulatory developments that have the potential to impact its business. Federal legislation has allowed banks and other financial organizations to have greater participation in the securities and insurance businesses. This legislation may present an increased level of competition for sales of the Company's products. Furthermore, state and federal laws and regulations affect the taxation of insurance companies and life insurance and annuity products. Congress and various state legislatures have considered proposals that, if enacted, could impose a greater tax burden on the Company or could have an adverse impact on the tax treatment of some insurance products offered by the Company, including favorable policyholder tax treatment currently applicable to life insurance and annuities. Recent legislation that reduced the federal income tax rates applicable to certain dividends and capital gains realized by individuals, or other proposals, if adopted, that reduce the taxation, or permit the establishment, of certain products or investments that may compete with life insurance or annuities could have an adverse effect on the Company's financial position or ability to sell such products. In addition, recent changes in the federal estate tax laws have negatively affected the demand for the types of life insurance used in estate planning.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

     Fixed income securities include bonds, asset-backed and mortgage-backed securities. Fixed income securities are carried at fair value and may be sold prior to their contractual maturity ("available for sale"). The fair value of publicly traded fixed income securities is based upon independent market quotations.

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

Periodic changes in fair values, net of deferred income taxes, are reflected as a component of other comprehensive income. Short-term investments are carried at cost or amortized cost, which approximates fair value.

     Investment income consists of interest and is recognized on an accrual basis. Interest income on mortgage-backed and asset-backed securities is determined using the effective yield method, based on estimated principal repayments. Accrual of income is suspended for fixed income securities that are in default or when the receipt of interest payments is in doubt.

     Realized capital gains and losses include gains and losses on investment dispositions, and write-downs in value due to other than temporary declines in fair value. Realized capital gains and losses on investment dispositions are determined on a specific identification basis.

     The Company writes down, to fair value, any fixed income security that is classified as other than temporarily impaired in the period the security is deemed to be other than temporarily impaired.

RECOGNITION OF PREMIUM REVENUES AND CONTRACT CHARGES, AND RELATED BENEFITS AND INTEREST CREDITED

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

     Interest-sensitive life contracts, such as universal life and single premium life, are insurance contracts whose terms are not fixed and guaranteed. The terms that may be changed include premiums paid by the contractholder, interest credited to the contractholder account balance and any amounts assessed against the contractholder account balance. Premiums from these contracts are reported as contractholder fund deposits. Contract charges consist of fees assessed against the contractholder account balance for cost of insurance (mortality risk), contract administration and early surrender. These revenues are recognized when assessed against the contractholder account balance. Contract benefits include life-contingent benefit payments in excess of the contractholder account balance.

     Contracts that do not subject the Company to significant risk arising from mortality or morbidity are referred to as investment contracts. Fixed annuities, market value adjusted annuities, equity-indexed annuities, and immediate annuities without life contingencies are considered investment contracts. Deposits received for such contracts are reported as contractholder funds deposits. Contract charges for investment contracts consist of fees assessed against the contractholder account balance for contract administration and early surrender. These revenues are recognized when assessed against the contractholder account balance.

     Interest credited to contractholder funds represents interest accrued or paid for interest-sensitive life contracts and investment contracts. Crediting rates for certain fixed rate annuities and interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions subject to contractually guaranteed minimum rates. Crediting rates for indexed annuities and indexed life products are based on a specified interest rate index, such as LIBOR or an equity index, such as the S&P 500.

     Separate accounts products include variable annuities and variable life insurance contracts. The assets supporting these products are legally segregated and available only to settle separate accounts contract obligations. Deposits received are reported as separate accounts liabilities. Contract charges for these products consist of fees assessed against the contractholder account values for contract maintenance,

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

administration, mortality, expense and early surrender. Contract benefits incurred include guaranteed minimum death benefits paid on variable annuity contracts.

REINSURANCE RECOVERABLE

     The Company has reinsurance agreements whereby the Company cedes 90%, 80% or 60% of the mortality risk on certain life policies, depending upon the issue year and product, to a pool of thirteen non-affiliated reinsurers. The remaining amounts are ceded to ALIC. Beginning in 1998, the Company cedes mortality risk on new business in excess of $2 million per life for individual coverage. For business sold prior to 1998, the Company ceded mortality risk in excess of $350 thousand per life for individual coverage.

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

INCOME TAXES

     The income tax provision is calculated under the liability method. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are unrealized capital gains and losses on certain investments and differences in the tax bases of investments. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized.

SEPARATE ACCOUNTS

     The Company issues variable annuities and variable life insurance contracts, the assets and liabilities of which are legally segregated and recorded as assets and liabilities of the separate accounts. The assets of the separate accounts are carried at fair value. Separate accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and therefore, are not included in the Company's Statements of Operations and Comprehensive Income. Revenues to the Company from the separate accounts consist of contract charges for maintenance and administration services, mortality, early surrender and expenses, which are ceded to ALIC. Deposits to the separate accounts are not included in the Statements of Cash Flows.

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

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

PENDING ACCOUNTING STANDARDS

STATEMENT OF POSITION 03-01, "ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS" ("SOP NO. 03-01")

     In July 2003, the American Institute of Certified Public Accountants issued SOP 03-01 which applies to several of the Company's insurance products and product features. The effective date of the SOP is for fiscal years beginning after December 15, 2003. A provision of the SOP requires the establishment of reserves in addition to the account balance for contracts containing certain features that provide guaranteed death or other insurance benefits and guaranteed income benefits. These reserves are not currently established by the Company. When established, these reserves will be ceded to ALIC under the terms of the reinsurance agreements.

PROPOSED ACCOUNTING STANDARDS

EMERGING ISSUES TASK FORCE TOPIC NO. 03-01, "THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS" ("EITF NO. 03-01")

     The Emerging Issues Task Force ("EITF") is currently deliberating EITF No. 03-01, which attempts to define other-than-temporary impairment and highlight its application to investment securities accounted for under both SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") and Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stocks"("APB No. 18"). The current issue summary, which has yet to be finalized, proposes that if, at the evaluation date, the fair value of an investment security is less than its carrying value then an impairment exists for which a determination must be made as to whether the impairment is other-than-temporary. If it is determined that an impairment is other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's carrying value and its fair value at the reporting date. In recent deliberations, the EITF discussed different models to assess whether impairment is other-than-temporary for different types of investments (e.g. SFAS No. 115 marketable equity securities, SFAS No. 115 debt securities, and equity and cost method investments subject to APB No. 18) and subsequently decided to use a unified model. Due to the uncertainty of the final model (or models) that may be adopted, the estimated impact to the Company's Statements of Operations and Comprehensive Income and Financial Position is presently not determinable. In November 2003, the EITF reached a consensus with respect to certain disclosures effective for fiscal years ending after December 15, 2003. Quantitative and qualitative disclosures are required for fixed income and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115. The Company has included those disclosures at December 31, 2003 (see Note 4).

3.   RELATED PARTY TRANSACTIONS

BUSINESS OPERATIONS

     The Company utilizes services provided by its affiliates, AIC, ALIC and Allstate Investments LLC, and business facilities owned or leased and operated by AIC in conducting its business activities. In addition, the Company shares the services of employees with AIC. The Company reimburses its affiliates for the operating expenses incurred on behalf of the Company. The Company is charged for the cost of these operating expenses based on the level of services provided. Operating expenses, including compensation and retirement and other benefit programs, allocated to the Company were $112.6 million, $67.4 million and $70.0 million in 2003, 2002 and 2001, respectively. Of these costs, the Company retains investment related expenses on the invested assets of the Company. All other costs are ceded to ALIC under reinsurance agreements.

BROKER/DEALER SERVICES

     The Company receives underwriting and distribution services from Allstate Financial Services, LLC ("AFS"), an affiliated broker/dealer company, for certain variable annuity and variable life insurance contracts sold by Allstate exclusive agencies. The Company recorded commission expense for these services of $35.9 million, $33.0 million and $25.8 million for the years ended December 31, 2003, 2002 and 2001, respectively, that was ceded to ALIC under the terms of the reinsurance agreements.

     During 2003, the Company entered into a service agreement with Allstate Distributors, LLC

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

("ADLLC"), a broker/dealer affiliate of the Company, whereby ADLLC promotes and markets the fixed and variable annuities sold by the Company to unaffiliated financial services firms. In addition, ADLLC acts as the underwriter of variable annuities sold by the Company. In return for these services, the Company recorded commission expense of $138 thousand for the year ended December 31, 2003 that was ceded to ALIC under the terms of the reinsurance agreements.

REINSURANCE

     The following table summarizes amounts that were ceded to ALIC under reinsurance agreements:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------------
(IN THOUSANDS)                                                               2003            2002            2001
                                                                         -------------   -------------   -------------
Premiums and contract charges                                            $     546,741   $     484,684   $     330,799
Interest credited to contractholder funds, contract benefits and
   certain expenses                                                          1,272,290       1,012,038         728,750

STRUCTURED SETTLEMENT OBLIGATIONS

     The Company received premiums of $3.2 million, $19.1 million and $1.5 million from AIC in 2003, 2002 and 2001, respectively, to assume certain structured settlement obligations at prices determined based upon interest rates in effect at the time of purchase. The Company subsequently ceded these premiums to ALIC under the terms of its reinsurance agreements.

CAPITAL CONTRIBUTION

     During the third quarter of 2003, the Executive Committee of ALIC authorized the forgiveness of $3.6 million of intercompany debt that the Company owed to ALIC. This transaction was recognized as a non-cash capital contribution and reflected in additional capital paid-in on the Statements of Financial Position.

INCOME TAXES

     The Company is a party to a federal income tax allocation agreement with the Corporation (Note 9).

DEBT

     The Company has entered into an intercompany loan agreement with the Corporation. The amount of funds available to the Company at a given point in time is dependent upon the debt position of the Corporation. No amounts were outstanding for the Company under the intercompany loan agreement during the three years ended December 31, 2003.

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENTS

FAIR VALUES

     The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:

                                                                         GROSS UNREALIZED
                                                  AMORTIZED      -------------------------------         FAIR
(IN THOUSANDS)                                      COST             GAINS           LOSSES              VALUE
                                                --------------   --------------   --------------    --------------
AT DECEMBER 31, 2003
U.S. government and agencies                    $       65,632   $        5,448   $         (376)   $       70,704
Corporate                                               77,283            4,985             (892)           81,376
Municipal                                                  503               68                -               571
Asset-backed securities                                 14,203            1,240                -            15,443
Mortgage-backed securities                              40,321            1,015             (312)           41,024
                                                --------------   --------------   --------------    --------------
     Total fixed income securities              $      197,942   $       12,756   $       (1,580)   $      209,118
                                                ==============   ==============   ==============    ==============

AT DECEMBER 31, 2002
U.S. government and agencies                    $       57,672   $        6,730   $            -    $       64,402
Corporate                                               77,697            6,421              (38)           84,080
Municipal                                                  504               63                -               567
Asset-backed securities                                 14,246            1,350                -            15,596
Mortgage-backed securities                              31,637            2,104                -            33,741
Foreign government                                       1,001               19                -             1,020
                                                --------------   --------------   --------------    --------------
     Total fixed income securities              $      182,757   $       16,687   $          (38)   $      199,406
                                                ==============   ==============   ==============    ==============

SCHEDULED MATURITIES

     The scheduled maturities for fixed income securities are as follows at December 31, 2003:

                                                     AMORTIZED       FAIR
(IN THOUSANDS)                                         COST         VALUE
                                                     ----------   ----------
Due in one year or less                              $   10,819   $   11,142
Due after one year through five years                    44,384       47,787
Due after five years through ten years                   69,547       72,851
Due after ten years                                      18,668       20,871
                                                     ----------   ----------
                                                        143,418      152,651
Mortgage and asset-backed securities                     54,524       56,467
                                                     ----------   ----------
     Total                                           $  197,942   $  209,118
                                                     ==========   ==========

     Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage and asset-backed securities, they are not categorized by contractual maturity.

NET INVESTMENT INCOME

     Net investment income for the years ended December 31 is as follows:

(IN THOUSANDS)                                                               2003            2002            2001
                                                                         -------------   -------------   -------------
Fixed income securities                                                  $      11,324   $      11,665   $      11,959
Short-term investments                                                             384             273             598
                                                                         -------------   -------------   -------------
     Investment income, before expense                                          11,708          11,938          12,557
     Investment expense                                                            274             317             413
                                                                         -------------   -------------   -------------
     Net investment income                                               $      11,434   $      11,621   $      12,144
                                                                         =============   =============   =============

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

REALIZED CAPITAL GAINS AND LOSSES, AFTER-TAX

     Realized capital gains and losses by security type for the years ended December 31 are as follows:

(IN THOUSANDS)                                                               2003            2002            2001
                                                                         -------------   -------------   -------------
Fixed income securities                                                  $          73   $      (4,084)  $      (1,352)
Income tax (expense) benefit                                                       (26)          1,429             473
                                                                         -------------   -------------   -------------
Realized capital gains and losses, after-tax                             $          47   $      (2,655)  $        (879)
                                                                         =============   =============   =============

     Realized capital gains and losses by transaction type for the years ended December 31 are as follows:

(IN THOUSANDS)                                                               2003            2002            2001
                                                                         -------------   -------------   -------------
Write-downs in value                                                    $            -   $      (4,323)  $           -
Sales - fixed income securities                                                     73             239          (1,352)
                                                                         -------------   -------------   -------------
     Realized capital gains and losses                                              73          (4,084)         (1,352)
     Income tax (expense) benefit                                                  (26)          1,429             473
                                                                         -------------   -------------   -------------
     Realized capital gains and losses, after-tax                        $          47   $      (2,655)  $        (879)
                                                                         =============   =============   =============

     Excluding the effects of calls and prepayments, gross gains of $289 thousand, $471 thousand and $123 thousand and gross losses of $216 thousand, $232 thousand and $1.5 million were realized on sales of fixed income securities during 2003, 2002 and 2001, respectively.

UNREALIZED NET CAPITAL GAINS AND LOSSES

     Unrealized net capital gains and losses on fixed income securities included in accumulated other comprehensive income at December 31, 2003 are as follows:

                                                                         GROSS UNREALIZED
                                                     FAIR         -------------------------------      UNREALIZED
(IN THOUSANDS)                                      VALUE             GAINS            LOSSES          NET GAINS
                                                --------------    --------------   --------------    --------------
Fixed income securities                         $      209,118    $       12,756   $       (1,580)   $       11,176
Deferred income taxes                                                                                        (3,911)
                                                                                                     --------------
Unrealized net capital gains and losses                                                              $        7,265
                                                                                                     ==============

CHANGE IN UNREALIZED NET CAPITAL GAINS AND LOSSES

     Change in unrealized net capital gains and losses for the years ended December 31 is as follows:

(IN THOUSANDS)                                                               2003            2002            2001
                                                                         -------------   -------------   -------------
Fixed income securities                                                  $      (5,473)  $       9,064   $       4,336
Deferred income taxes                                                            1,916          (3,172)         (1,518)
                                                                         -------------   -------------   -------------
(Decrease) increase in unrealized net capital gains and losses           $      (3,557)  $       5,892   $       2,818
                                                                         =============   =============   =============

PORTFOLIO MONITORING

     Inherent in the Company's evaluation of a particular security are assumptions and estimates about the operations of the issuer and its future earnings potential. Some of the factors considered in evaluating whether a decline in fair value is other than temporary are: 1) the Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the recoverability of principal and interest;
3) the duration and extent to which the fair value has been less than amortized cost; 4) the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect access to liquidity.

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

     At December 31, 2003, the Company has unrealized losses of $1.6 million which relate to 22 holdings of fixed income securities with a fair value of $44.1 million, all of which are investment grade and which have been in an unrealized loss position for a period less than 12 months. Investment grade is defined as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2; a Moody's rating of Aaa, Aa, A or Baa; a Standard & Poor's ("S&P") rating of AAA, AA, A or BBB; or a comparable internal rating. Unrealized losses on investment grade securities are principally related to changes in interest rates or changes in issuer and sector related credit spreads since the securities were acquired. As of December 31, 2003, the Company has the intent and ability to hold these investments for a period of time sufficient for them to recover in value.

SECURITIES ON DEPOSIT

     At December 31, 2003, fixed income securities with a carrying value of $9.9 million were on deposit with regulatory authorities as required by law.

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

FINANCIAL ASSETS

                                                    DECEMBER 31, 2003            DECEMBER 31, 2002
                                                -------------------------   --------------------------
                                                  CARRYING       FAIR         CARRYING        FAIR
(IN THOUSANDS)                                     VALUE         VALUE         VALUE          VALUE
                                                -----------   -----------   -----------   ------------
Fixed income securities                         $   209,118   $   209,118   $   199,406   $    199,406
Short-term investments                                1,107         1,107         3,201          3,201
Separate accounts                                 1,911,619     1,911,619     1,413,221      1,413,221

     Fair values of publicly traded fixed income securities are based upon quoted market prices or dealer quotes. Short-term investments are highly liquid investments with maturities of less than one year whose carrying values are deemed to approximate fair value. Separate accounts assets are carried in the Statements of Financial Position at fair value based on quoted market prices.

FINANCIAL LIABILITIES

                                                      DECEMBER 31, 2003           DECEMBER 31, 2002
                                               ---------------------------   -------------------------
                                                 CARRYING         FAIR         CARRYING       FAIR
(IN THOUSANDS)                                     VALUE          VALUE         VALUE         VALUE
                                               ------------   ------------   -----------   -----------
Contractholder funds on investment contracts   $ 11,646,022   $ 11,201,101   $ 9,702,733   $ 9,445,862
Separate accounts                                 1,911,619      1,911,619     1,413,221     1,413,221

     Contractholder funds include interest-sensitive life insurance contracts and investment contracts. Interest-sensitive life insurance contracts are not considered financial instruments subject to fair value disclosure requirements. The fair value of investment contracts is based on the terms of the underlying contracts. Fixed annuities are valued at the account balance less surrender charges and immediate annuities without life contingencies are valued at the present value of future benefits at current interest rates. Market value adjusted annuities' fair value is estimated to be the market adjusted surrender value. Equity-indexed annuity contracts' fair value approximates carrying value since the embedded equity options are carried at market value in the financial statements. Separate accounts liabilities are carried at the fair value of the underlying assets.

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     There were no off-balance-sheet financial instruments at December 31, 2003 or 2002.

6.  RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS AND CONTRACTHOLDER FUNDS

     At December 31, the reserve for life-contingent contract benefits consists of the following:

(IN THOUSANDS)                                               2003           2002
                                                         ------------   ------------
Immediate annuities:
   Structured settlement annuities                       $    600,275   $    384,419
   Other immediate annuities                                   74,524         32,872
Traditional life                                              642,126        569,500
Other                                                         159,389         95,899
                                                         ------------   ------------
   Total reserve for life-contingent contract benefits   $  1,476,314   $  1,082,690
                                                         ============   ============

     The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits:

            PRODUCT                         MORTALITY                 INTEREST RATE             ESTIMATION METHOD
---------------------------------   -------------------------   -------------------------   ------------------------
Structured settlement annuities     U.S. population with        Interest rate assumptions   Present value of
                                    projected calendar year     range from 5.5% - 7.5%      contractually specified
                                    improvements; age                                       future benefits
                                    setbacks for impaired
                                    lives grading to standard

Other immediate annuities           1983 group annuity          Interest rate assumptions   Present value of
                                    mortality table             range from 3.0% - 8.8%      expected future benefits
                                                                                            based on historical
                                                                                            experience

Traditional life                    Actual company experience   Interest rate assumptions   Net level premium
                                    plus loading                range from 4.0% - 8.0%      reserve method using the
                                                                                            Company's withdrawal
                                                                                            experience rates

Other                               Actual company experience                               Net level premium
                                    plus loading                                            reserve method using the
                                                                                            Company's withdrawal
                                                                                            experience rates

     At December 31, contractholder funds consists of the following:

(IN THOUSANDS)                                  2003             2002
                                            -------------   -------------
Interest-sensitive life                     $   2,177,330   $   2,014,313
Investment contracts:
     Immediate annuities                          356,620         286,722
     Fixed annuities                           11,268,865       9,357,931
                                            -------------   -------------
     Total contractholder funds             $  13,802,815   $  11,658,966
                                            =============   =============

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

     The following table highlights the key contract provisions relating to contractholder funds:

         PRODUCT                  INTEREST RATE            WITHDRAWAL/SURRENDER CHARGES
-------------------------   --------------------------   ---------------------------------
Interest-sensitive life     Interest rates credited      Either a percentage of account
                            range from 2.0% - 6.0%       balance or dollar amount grading
                                                         off generally over 20 years

Investment contracts        Interest rates credited      Either a declining or a level
                            range from 2.8% to 6.0%      percentage charge generally over
                            for immediate annuities      nine years or less. Additionally,
                            and 0.0% - 15.5% for fixed   approximately 50.7% of fixed
                            annuities (which include     annuities are subject to market
                            equity-indexed annuities     value adjustment for
                            whose returns are indexed    discretionary withdrawals.
                            to the S&P 500)

     Contractholder funds activity for the years ended December 31 is as follows:

(IN THOUSANDS)                                           2003            2002
                                                    --------------   -------------
Balance, beginning of year                          $   11,658,966   $   9,287,599
Deposits                                                 2,678,157       2,868,550
Benefits and withdrawals                                (1,022,329)       (829,169)
Interest credited to contractholder funds                  654,439         524,477
Transfers (to) from Separate accounts                      (64,084)        (61,537)
Contract charges                                          (135,376)       (114,906)
Other adjustments                                           33,042         (16,048)
                                                    --------------   -------------
Balance, end of year                                $   13,802,815   $  11,658,966
                                                    ==============   =============

7.  REINSURANCE

     The Company has entered into reinsurance agreements under which it reinsures all of its business to ALIC or other non-affiliated reinsurers. Under the agreements, premiums, contract charges, interest credited to contractholder funds, contract benefits and certain expenses are reinsured. The Company purchases reinsurance to limit aggregate and single losses on large risks. The Company continues to have primary liability as the direct insurer for risks reinsured. Estimating the amount of reinsurance recoverable is impacted by many of the uncertainties involved in the establishment of loss reserves. The Company cedes a portion of the mortality risk on certain life policies with a pool of thirteen non-affiliated reinsurers.

     Amounts recoverable from reinsurers are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Except for ALIC, no single reinsurer had a material obligation to the Company.

     The effects of reinsurance on premiums and contract charges for the years ended December 31 are as follows:

(IN THOUSANDS)                                           2003          2002          2001
                                                      -----------   ----------   -----------
PREMIUMS AND CONTRACT CHARGES
Direct                                                $   870,257   $  689,970   $   572,949
Assumed                                                         2            2             4
Ceded:
   Affiliate                                             (546,741)    (484,684)     (330,799)
   Non-affiliate                                         (323,518)    (205,288)     (242,154)
                                                      -----------   ----------   -----------
Premiums and contract charges, net of reinsurance     $         -   $        -   $         -
                                                      ===========   ==========   ===========

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

     The effects of reinsurance on interest credited to contractholder funds, contract benefits and certain expenses for the years ended December 31 are as follows:

(IN THOUSANDS)                                                      2003            2002            2001
                                                                ------------    ------------    ------------
INTEREST CREDITED TO CONTRACTHOLDER FUNDS, CONTRACT
   BENEFITS AND CERTAIN EXPENSES
Direct                                                          $  1,602,127    $  1,343,929    $  1,007,684
Assumed                                                                  202               -               -
Ceded:
   Affiliate                                                      (1,272,290)     (1,012,038)       (728,750)
   Non-affiliate                                                    (330,039)       (331,891)       (278,934)
                                                                ------------    ------------    ------------
Interest credited to contractholder funds, contract
   benefits and certain expenses, net of reinsurance            $          -    $          -    $          -
                                                                ============    ============    ============

8.  COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES

LEASES

     The Company leases certain office facilities and computer equipment. Total rent expense for all leases was $879 thousand, $1.1 million and $1.1 million in 2003, 2002 and 2001, respectively, and was ceded to ALIC under the terms of the reinsurance agreements.

     Minimum rental commitments under operating leases with an initial or remaining term of more than one year as of December 31, 2003 are as follows:

                                          OPERATING
(IN THOUSANDS)                             LEASES
                                         -----------
2004                                     $       953
2005                                             657
2006                                             116
2007                                              56
2008                                               4
Thereafter                                         -
                                         -----------
                                         $     1,786
                                         ===========

GUARANTEES

     The Company has issued universal life insurance contracts to third parties who finance the premium payments on the universal life insurance contracts through a commercial paper program. The Company has issued a repayment guarantee on the outstanding commercial paper balance that is fully collateralized by the cash surrender value of the universal life insurance contracts. At December 31, 2003, the amount due under the commercial paper program is $300 million and the cash surrender value of the policies is $306 million. The repayment guarantee expires April 30, 2006. These contracts are ceded to ALIC under the terms of the reinsurance agreements.

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

     In addition, the Company indemnifies its directors, officers and other individuals serving at the request

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

of the Company as a director or officer to the extent provided in its charter and by-laws. Since these indemnifications are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under these indemnifications.

     The aggregate liability balance related to all guarantees was not material as of December 31, 2003.

REGULATION

     The Company is subject to changing social, economic and regulatory conditions. Recent state and federal regulatory initiatives and proceedings have included efforts to remove barriers preventing banks from engaging in the securities and insurance businesses, change tax laws affecting the taxation of insurance companies and the tax treatment of insurance products or competing non-insurance products that may impact the relative desirability of various personal investment products and otherwise expand overall regulation of insurance products and the insurance industry. The ultimate changes and eventual effects of these initiatives on the Company's business, if any, are uncertain.

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

     The Company is currently defending a nationwide class action alleging, among other things, breach of contract and breach of the implied covenant of good faith and fair dealing as a result of a change in the rate and cap on an annuity product. The court certified the class and entered summary judgment in favor of the Company and against the certified class. Plaintiff filed notice of appeal and the Company filed a cross appeal. The outcome of the appeal is currently uncertain. The Company has been vigorously defending this suit.

     Various other legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the target of an increasing number of lawsuits, some of which involve claims for substantial or indeterminate amounts. This litigation is based on a variety of issues including insurance and claim settlement practices. The outcome of these disputes is currently unpredictable. However, at this time, based on their present status and the existence of the reinsurance agreement with ALIC, it is the opinion of management that the ultimate liability, if any, in one or more of these other actions in excess of amounts currently reserved is not

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

expected to have a material effect on the results of operations, liquidity or financial position of the Company.

9.  INCOME TAXES

     The Company joins the Corporation and its other eligible domestic subsidiaries (the "Allstate Group") in the filing of a consolidated federal income tax return and is party to a federal income tax allocation agreement (the "Allstate Tax Sharing Agreement"). Under the Allstate Tax Sharing Agreement, the Company pays to or receives from the Corporation the amount, if any, by which the Allstate Group's federal income tax liability is affected by virtue of inclusion of the Company in the consolidated federal income tax return. The Company has also entered into a supplemental tax sharing agreement with respect to reinsurance ceded to ALIC to allocate the tax benefits and detriments related to such reinsurance. Effectively, these agreements result in the Company's annual income tax provision being computed as if the Company filed a separate return, adjusted for the reinsurance ceded to ALIC.

     The Internal Revenue Service ("IRS") has completed its review of the Allstate Group's federal income tax returns through the 1996 tax year. Any adjustments that may result from IRS examinations of tax returns are not expected to have a material impact on the financial position, liquidity or result of operations of the Company.

     The components of the deferred income tax assets and liabilities at December 31 are as follows:

(IN THOUSANDS)

                                                2003         2002
                                             ---------    ---------
DEFERRED ASSETS
Difference in tax bases of investments       $       -    $   1,195
Other assets                                         -           55
                                             ---------    ---------
     Total deferred assets                           -        1,250

DEFERRED LIABILITIES
Unrealized net capital gains                    (3,911)      (5,827)
Difference in tax bases of investments            (248)           -
Other liabilities                                  (13)         (10)
                                             ---------    ---------
     Total deferred liabilities                 (4,172)      (5,837)
                                             ---------    ---------
         Net deferred liabilities            $  (4,172)   $  (4,587)
                                             =========    =========

     The components of income tax expense for the years ended December 31 are as follows:

(IN THOUSANDS)                               2003       2002        2001
                                          ---------   ---------   --------
Current                                   $   2,999   $   4,204   $  3,706
Deferred                                      1,093      (1,575)        62
                                          ---------   ---------   --------
     Total income tax expense             $   4,092   $   2,629   $  3,768
                                          =========   =========   ========

     The Company paid income taxes of $4.3 million, $8.0 million and $2.8 million in 2003, 2002 and 2001, respectively.

     A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

                                           2003     2002     2001
                                          ------   ------   ------
Statutory federal income tax rate           35.0%    35.0%    35.0%
Adjustment for prior year liabilities        0.7        -        -
Tax exempt income                           (0.1)    (0.1)    (0.1)
                                          ------   ------   ------
Effective income tax rate                   35.6%    34.9%    34.9%
                                          ======   ======   ======

     Prior to January 1, 1984, the Company was entitled to exclude certain amounts from taxable income and accumulate such amounts in a "policyholder surplus" account. The balance in this account at

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

December 31, 2003, approximately $340 thousand, will result in federal income taxes payable of $119 thousand if distributed by the Company. No provision for taxes has been made as the Company has no plan to distribute amounts from this account. No further additions to the account have been permitted since 1983.

10.  STATUTORY FINANCIAL INFORMATION

     The following table reconciles net income for the years ended December 31, and shareholder's equity at December 31, as reported herein in conformity with GAAP with total statutory net income and capital and surplus of the Company, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities:

                                                            NET INCOME                 SHAREHOLDER'S EQUITY
                                                ---------------------------------    ------------------------
(IN THOUSANDS)                                    2003         2002        2001         2003          2002
                                                --------    ---------    --------    ----------    ----------
Balance per GAAP                                $  7,415    $   4,908    $  7,024    $  210,013    $  202,600
Unrealized gain on fixed income securities             -            -           -       (11,176)      (16,649)
Deferred income taxes                              1,093       (1,575)         62         3,956         6,695
Reserves and non-admitted assets                   2,990         (315)        245           (91)       (2,368)
Other                                             (3,108)           9         112          (563)        4,600
                                                --------    ---------    --------    ----------    ----------
Balance per statutory accounting practices      $  8,390    $   3,027    $  7,443    $  202,139    $  194,878
                                                ========    =========    ========    ==========    ==========

     The Company prepares its statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the State of Nebraska. Effective January 1, 2001, the State of Nebraska required insurance companies domiciled in its state to prepare statutory-basis financial statements in conformity with the National Association of Insurance Commissioner ("NAIC") Accounting Practices and Procedures Manual ("Codification"), subject to any deviations prescribed or permitted by the State of Nebraska insurance commissioner.

DIVIDENDS

     The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The amount of dividends that can be paid to the shareholder without approval by the state insurance regulator is limited by specific surplus and net income criteria as provided in the dividend restriction provision of the Nebraska Insurance Holding Company System laws. The maximum amount of dividends that the Company can distribute during 2004 without prior approval of the Nebraska Department of Insurance is $20.0 million.

RISK-BASED CAPITAL

     The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The requirement consists of a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. At December 31, 2003, RBC for the Company was above a level that would require regulatory action.

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

11.  OTHER COMPREHENSIVE INCOME

     The components of other comprehensive income on a pretax and after-tax basis for the years ended December 31 are as follows:

(IN THOUSANDS)

                                                                               2003
                                                                 ---------------------------------
                                                                                           AFTER-
UNREALIZED CAPITAL GAINS AND LOSSES:                              PRETAX        TAX         TAX
                                                                 ---------   ---------   ---------
   Unrealized holding (losses) gains arising during the period   $  (5,349)  $   1,873   $  (3,476)
   Less: reclassification adjustments                                  124         (43)         81
                                                                 ---------   ---------   ---------
   Unrealized net capital gains and losses                          (5,473)      1,916      (3,557)
                                                                 ---------   ---------   ---------
   Other comprehensive (loss) income                             $  (5,473)  $   1,916   $  (3,557)
                                                                 =========   =========   =========

                                                                               2002
                                                                 ---------------------------------
                                                                                           AFTER-
UNREALIZED CAPITAL GAINS AND LOSSES:                               PRETAX       TAX         TAX
                                                                 ---------   ---------   ----------
   Unrealized holding gains arising during the period            $   4,980   $  (1,743)  $    3,237
   Less: reclassification adjustments                               (4,084)      1,429       (2,655)
                                                                 ---------   ---------   ----------
   Unrealized net capital gains and losses                           9,064      (3,172)       5,892
                                                                 ---------   ---------   ----------
   Other comprehensive income                                    $   9,064   $  (3,172)  $    5,892
                                                                 =========   =========   ==========

                                                                               2001
                                                                 ---------------------------------
                                                                                          AFTER-
UNREALIZED CAPITAL GAINS AND LOSSES:                               PRETAX       TAX        TAX
                                                                 ---------   ---------   ---------
   Unrealized holding gains arising during the period            $   2,984   $  (1,045)  $   1,939
   Less: reclassification adjustments                               (1,352)        473        (879)
                                                                 ---------   ---------   ---------
   Unrealized net capital gains and losses                           4,336      (1,518)      2,818
                                                                 ---------   ---------   ---------
   Other comprehensive income                                    $   4,336   $  (1,518)  $   2,818
                                                                 =========   =========   =========

INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF
LINCOLN BENEFIT LIFE COMPANY:

We have audited the accompanying Statements of Financial Position of Lincoln Benefit Life Company (the "Company", an affiliate of The Allstate Corporation) as of December 31, 2003 and 2002, and the related Statements of Operations and Comprehensive Income, Shareholder's Equity and Cash Flows for each of the three years in the period ended December 31, 2003. Our audits also included Schedule I
- Summary of Investments - Other Than Investments In Related Parties and
Schedule IV - Reinsurance. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Schedule I - Summary of Investments - Other Than Investments in Related Parties and Schedule IV - Reinsurance, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP

Chicago, Illinois
February 4, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

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

     During the fiscal quarter ended December 31, 2003, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1), (2), (3), (4) AND (5)(ii) DISCLOSURE OF FEES -

     The following fees have been, or will be, billed by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu, and their respective affiliates, for professional services rendered to us for the fiscal year ending December 31, 2003 and 2002.

                                                  PERCENTAGE OF 2003 FEES
                                                PRE-APPROVED BY THE ALLSTATE
                               2003             CORPORATION AUDIT COMMITTEE             2002
                             ---------       -----------------------------------   -----------
Audit fees (a)            $   178,841                       100%                   $   260,710
Audit related fees                  -                        -                               -
Tax fees                            -                        -                               -
All other fees                      -                        -                               -
                          -----------        -----------------------------------   -----------
TOTAL FEES                $   178,841                       100%                   $   260,710
                          ===========        ===================================   ===========

     (a) Fees for audits of annual financial statements including financial statements for the separate accounts, reviews of quarterly financial statements, statutory audits, consents and review of documents filed with the Commission. These fees are ceded to ALIC under the Company's reinsurance agreements with ALIC.

(5)(i) AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES -

     The Audit Committee of The Allstate Corporation has established pre-approval policies and procedures for itself and its consolidated subsidiaries, including the registrant. Those policies and procedures are incorporated into this Item 14.5(i) by reference to Appendix D to The Allstate Corporation's Notice of Annual Meeting and Proxy Statement dated March 26, 2004. The Board of Directors of ALIC has recently formed an audit committee, which will be responsible for these matters in the future as they relate to ALIC and its subsidiaries, including the registrant.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The following financial statements, notes thereto and related information of Lincoln Benefit are included in Item 8.

     Statements of Operations and Comprehensive Income
     Statements of Financial Position
     Statements of Shareholder's Equity
     Statements of Cash Flows
     Notes to Financial Statements
     Independent Auditors' Report

     (2) The following additional financial statement schedules are furnished herewith pursuant to the requirements of Form 10-K.

     Lincoln Benefit Life Company                                                        Page
     ----------------------------                                                        ----
     Schedules required to be filed under provisions of Regulation S-X Article 7:

     Schedule I - Summary of Investments - Other Than Investments in Related Parties      S-1
     Schedule IV - Reinsurance                                                            S-2

     All other schedules have been omitted because they are not applicable or required or because the required information is included in the financial statements or notes thereto.

     (3) The following is a list of the exhibits filed as part of this Form
     10-K.

      Exhibit
      No.           Description
      -------       -----------
      3(i)          Amended and Restated Articles of Incorporation of Lincoln
                    Benefit Life Company dated September 26, 2000. Incorporated herein by reference to Exhibit 3(i) to Lincoln Benefit Life
                    Company's Quarterly Report on Form 10-Q for quarter ended
                    March 31, 2002.

      3(ii) Amended and Restated By-Laws of Lincoln Benefit Life Company dated July 23, 1997. Incorporated herein by reference to
                    Exhibit 6(b) to Lincoln Benefit Life Variable Life Account
                    Registration Statement on Form S-6 filed March 11, 1998.
                    (SEC File No. 333-47717)

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

      10.13         Selling Agreement between Lincoln Benefit Life Company,
                    ALFS, Inc. (f/k/a Allstate Life Financial Services, Inc.)
                    and Allstate Financial Services, LLC (f/k/a LSA Securities,
                    Inc.) effective August 2, 1999. Incorporated herein by reference to Exhibit 10.8 to Allstate Life Insurance
                    Company's Annual Report on Form 10-K for 2003. (SEC File
                    No. 000-31248)

      10.14         Coinsurance Agreement between Allstate Life Insurance
                    Company and Lincoln Benefit Life Company, effective December
                    31, 2001. Incorporated herein by reference to Exhibit 10.11 to Lincoln Benefit Life Company's Quarterly Report on Form
                    10-Q for quarter ended June 30, 2002.

      10.15         Modified Coinsurance Agreement between Allstate Life
                    Insurance Company and Lincoln Benefit Life Company, effective December 31, 2001. Incorporated herein by reference to Exhibit 10.12 to Lincoln Benefit Life Company's
                    Quarterly Report on Form 10-Q for quarter ended June 30,
                    2002.

      10.16         Modified Coinsurance Agreement between Allstate Life
                    Insurance Company and Lincoln Benefit Life Company, effective December 31, 2001. Incorporated herein by reference to Exhibit 10.13 to Lincoln Benefit Life Company's
                    Quarterly Report on Form 10-Q for quarter ended June 30,
                    2002.

      23            Independent Auditors' Consent.

      31.1          Rule 15d-14(a) Certification of Principal Executive Officer

      31.2          Rule 15d-14(a) Certification of Principal Financial Officer

      32            Section 1350 Certifications

(b) No reports on Form 8-K were filed during the fourth quarter of 2003.

(c) The exhibits are listed in Item 15. (a) (3) above.

(d) The financial statement schedules are listed in Item 15. (a) (2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          LINCOLN BENEFIT LIFE COMPANY
                          (Registrant)

March 24, 2004            /s/  Samuel H. Pilch
                          --------------------
                          By: Samuel H. Pilch
                          (chief accounting officer and duly authorized officer
                          of the registrant)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                           DATE
---------                      -----                           ----
/s/ Casey J. Sylla             Chairman of the Board,          March 24, 2004
------------------             Chief Executive Officer and
Casey J. Sylla                 a Director
                               (Principal Executive
                               Officer)

/s/ Steven E. Shebik           Senior Vice President,          March 24, 2004
--------------------           Chief Financial Officer and
Steven E. Shebik               a Director
                               (Principal Financial
                               Officer)

/s/ Lawrence W. Dahl           Director                        March 24, 2004
--------------------
Lawrence W. Dahl

/s/ John C. Lounds             Director                        March 24, 2004
------------------
John C. Lounds

/s/ J. Kevin McCarthy          Director                        March 24, 2004
---------------------
J. Kevin McCarthy

/s/ Kevin R. Slawin            Director                        March 24, 2004
-------------------
Kevin R. Slawin

/s/ Michael J. Velotta         Director                        March 24, 2004
----------------------
Michael J. Velotta

/s/ B. Eugene Wraith           Director                        March 24, 2004
--------------------
B. Eugene Wraith

           SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
        PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
          PURSUANT TO SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934


     All of the outstanding common stock of the Company is owned by Allstate Life Insurance Company. The Company has not provided any of the following items to security holders:

          (1) annual reports to security holders covering the registrant's last fiscal year; or
          (2) proxy statements, forms of proxy or other proxy soliciting materials.

                          LINCOLN BENEFIT LIFE COMPANY
           SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENT
                               IN RELATED PARTIES
                                DECEMBER 31, 2003

                                                                                                    CARRYING
(IN THOUSANDS)                                                              COST      FAIR VALUE     VALUE
                                                                          ---------   ----------   ---------
TYPE OF INVESTMENT
------------------
Fixed income securities, available for sale:
   Bonds:
      United States government, government agencies and authorities...... $  65,632   $   70,704      70,704
      States, municipalities and political subdivisions..................       503          571         571
      Public utilities...................................................    11,838       12,326      12,326
      All other corporate bonds..........................................    65,445       69,050      69,050
   Mortgage-backed securities............................................    14,203       15,443      15,443
   Asset-backed securities...............................................    40,321       41,024      41,024
                                                                          ---------   ----------   ---------
      Total fixed income securities......................................   197,942   $  209,118     209,118
                                                                          ---------   ==========   ---------

Short-term investments...................................................     1,107                    1,107
                                                                          ---------                ---------
      Total investments.................................................. $ 199,049                $ 210,225
                                                                          =========                =========

                          LINCOLN BENEFIT LIFE COMPANY
                            SCHEDULE IV--REINSURANCE

(IN THOUSANDS)

                                              GROSS                            NET
YEAR ENDED DECEMBER 31, 2003                  AMOUNT           CEDED          AMOUNT
---------------------------------------   --------------   -------------   ----------
Life insurance in force                   $  179,908,435     179,908,435   $        -
                                          ==============   =============   ==========

Premiums and contract charges:
    Life and annuities                    $      773,023         773,023   $        -
    Accident and health                           97,236          97,236            -
                                          --------------   -------------   ----------
                                          $      870,259         870,259   $        -
                                          ==============   =============   ==========

                                              GROSS                            NET
YEAR ENDED DECEMBER 31, 2002                  AMOUNT           CEDED          AMOUNT
---------------------------------------   --------------   -------------   ----------
Life insurance in force                   $  160,133,109   $ 160,133,109   $        -
                                          ==============   =============   ==========

Premiums and contract charges:
         Life and annuities               $      629,423   $     629,423   $        -
         Accident and health                      60,549          60,549            -
                                          --------------   -------------   ----------
                                          $      689,972   $     689,972   $        -
                                          ==============   =============   ==========

                                              GROSS                            NET
YEAR ENDED DECEMBER 31, 2001                  AMOUNT           CEDED          AMOUNT
---------------------------------------   --------------   -------------   ----------
Life insurance in force                   $  138,566,651   $ 138,566,651   $        -
                                          ==============   =============   ==========

Premiums and contract charges:
         Life and annuities               $      532,235   $     532,235   $        -
         Accident and health                      40,718          40,718            -
                                          --------------   -------------   ----------
                                          $      572,953   $     572,953   $        -
                                          ==============   =============   ==========