Form 10-Q
period 2004-03-31
LINCOLN BENEFIT LIFE CO
filed 2004-05-11
CIK 910739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
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

Yes ☐ No ☒

        As of April 30, 2004, the registrant had 25,000 common shares, $100 par value, outstanding, all of which are held by Allstate Life Insurance Company

LINCOLN BENEFIT LIFE COMPANY
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2004

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

LINCOLN BENEFIT LIFE COMPANY
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands)	2004	2003
	(Unaudited)
Revenues
Net investment income	$2,774	$3,003
Realized capital gains and losses	—	6

Income from operations before income tax expense	2,774	3,009
Income tax expense	968	1,051

Net income	$1,806	$1,958

See notes to condensed financial statements.

LINCOLN BENEFIT LIFE COMPANY
CONDENSED STATEMENTS OF FINANCIAL POSITION

(in thousands, except par value data)	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $197,966 and $197,942)	$212,885	$209,118
Short-term	5,993	1,107

Total investments	218,878	210,225
Cash	23,453	23,456
Reinsurance recoverable from Allstate Life Insurance Company, net	15,160,610	14,594,260
Reinsurance recoverable from non-affiliates, net	718,211	692,971
Receivable from affiliates, net	1,284	—
Current income taxes receivable	474	1,428
Other assets	72,268	69,968
Separate Accounts	2,043,363	1,911,619

Total assets	$18,238,541	$17,503,927

Liabilities
Contractholder funds	$14,355,494	$13,802,815
Reserve for life-contingent contract benefits	1,512,161	1,476,314
Unearned premiums	20,402	19,974
Deferred income taxes	5,496	4,172
Payable to affiliates, net	—	23,332
Other liabilities and accrued expenses	87,374	55,688
Separate Accounts	2,043,363	1,911,619

Total liabilities	18,024,290	17,293,914

Commitments and Contingent Liabilities (Note 3)
Shareholder's equity
Common stock, $100 par value, 30 thousand shares authorized, 25 thousand shares issued and outstanding	2,500	2,500
Additional capital paid-in	130,305	130,305
Retained income	71,749	69,943
Accumulated other comprehensive income:
Unrealized net capital gains and losses	9,697	7,265

Total accumulated other comprehensive income	9,697	7,265

Total shareholder's equity	214,251	210,013

Total liabilities and shareholder's equity	$18,238,541	$17,503,927

See notes to condensed financial statements.

LINCOLN BENEFIT LIFE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2004	2003
	(Unaudited)
Cash flows from operating activities
Net income	$1,806	$1,958
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	73	(27)
Realized capital gains and losses	—	(6)
Changes in:
Reserve for life-contingent contract benefits and contractholder funds, net of reinsurance recoverables	(3,064)	1,116
Income taxes payable	968	1,051
Receivable/payable to affiliates, net	(24,616)	(55,956)
Other operating assets and liabilities	29,814	10,672

Net cash provided by (used in) operating activities	4,981	(41,192)

Cash flows from investing activities
Fixed income securities
Proceeds from sales	—	1,973
Investment collections	6,535	5,580
Investment purchases	(6,633)	(11,226)
Change in short-term investments	(4,886)	1,128

Net cash used in investing activities	(4,984)	(2,545)

Net decrease in cash	(3)	(43,737)
Cash at beginning of period	23,456	130,249

Cash at end of period	$23,453	$86,512

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

        The condensed financial statements and notes as of March 31, 2004, and for the three-month periods ended March 31, 2004 and 2003, are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Adopted accounting standard

Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1")

        On January 1, 2004, the Company adopted SOP 03-1. The major provisions of the SOP affecting the Company require:

  •
  Establishment of reserves primarily related to death benefit and income benefit guarantees provided under variable annuity contracts and annuitization guarantees on certain fixed annuities, all of which are ceded to ALIC;

  •
  Deferral of sales inducements that meet certain criteria, and amortization using the same method used for deferred policy acquisition costs ("DAC"), all of which are ceded to ALIC.

  Effects of adoption

        The cumulative effect of the change in accounting principle from implementing SOP 03-1 was a loss of $26.9 million, after-tax ($41.4 million, pre-tax) that was ceded to ALIC under the terms of the reinsurance agreement. It was comprised of increases in contractholder funds of $30.0 million, pre-tax, and reserves for life-contingent contract benefits of $11.4 million, pre-tax.

  Liabilities for contract guarantees

        The Company offers various guarantees to variable contractholders including a return of no less than (a) total deposits made on the contract less any customer withdrawals, (b) total deposits made on the contract less any customer withdrawals plus a minimum return or (c) the highest contract value on a specified anniversary date minus any customer withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death, upon annuitization, or at specified dates during the accumulation period.

        The table below presents information regarding the Company's variable contracts with guarantees. The Company's variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts' separate accounts with guarantees.

($ in millions)	March 31, 2004
In the event of death
Account value	$1,562
Net amount at risk(1)	$210
Average attained age of contractholders	56 years
At annuitization
Account value	$354
Net amount at risk(2)	$0.4
Weighted average waiting period until annuitization options available	8 years
Accumulation at specified dates
Account value	$1
Net amount at risk(3)	$—
Weighted average waiting period until guarantee date	13 years

(1)
Defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

(2)
Defined as the present value of the minimum guaranteed annuity payments determined in accordance with the terms of the contract in excess of the current account balance.

(3)
Defined as the present value of the guaranteed minimum accumulation balance in excess of the current account balance.

        Account balances of variable contracts' separate accounts with guarantees were invested as follows:

(in millions)	March 31, 2004
Equity securities (including mutual funds)	$1,460
Cash and cash equivalents	102

Total variable contracts' separate account assets with guarantees	$1,562

Pending accounting standard

Emerging Issues Task Force Topic No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF No. 03-01")

        In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF No. 03-01, which is effective for reporting periods beginning after June 15, 2004. EITF No. 03-01 requires that when the fair value of an investment security is less than its carrying value an impairment exists for which a determination must be made as to whether the impairment is other-than-temporary. An impairment loss should be recognized equal to the difference between the investment's carrying value and its fair value when an impairment is other-than-temporary. The EITF No. 03-01 impairment model applies to all investment securities accounted for under Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and to investment securities accounted for under the cost method to the extent an impairment indicator exists or the reporting entity has estimated the fair value of the investment security in connection with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The disclosures required for investment securities accounted for under the cost method are effective for annual periods for fiscal years ending after June 15, 2004. The adoption of EITF No. 03-01 is not expected to result in a material change in the Company's Condensed Statements of Operations or Financial Position.

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

        The effects of reinsurance on premiums and contract charges are as follows:

	Three months ended March 31,
(in thousands)	2004	2003
Premiums and contract charges
Direct	$168,305	$295,029
Assumed—non-affiliate	650	—
Ceded
Affiliate	(89,406)	(217,685)
Non-affiliate	(79,549)	(77,344)

Premiums and contract charges, net of reinsurance	$—	$—

        The effects of reinsurance on interest credited to contractholder funds, contract benefits and certain other expenses are as follows:

	Three months ended March 31,
(in thousands)	2004	2003
Interest credited to contractholder funds, contract benefits and certain other expenses
Direct	$414,452	$408,664
Assumed—non-affiliate	461	—
Ceded
Affiliate	(331,422)	(330,525)
Non-affiliate	(83,491)	(78,139)

Interest credited to contractholder funds, contract benefits and certain other expenses, net of reinsurance	$—	$—

3.     Guarantees and Contingent Liabilities

Guarantees

        The Company has issued universal life insurance contracts to third parties who finance the premium payments on the universal life insurance contracts through a commercial paper program. The Company has issued a repayment guarantee on the outstanding commercial paper balance which is fully collateralized by the cash surrender value of the universal life insurance contracts. At March 31, 2004, the amount due under the commercial paper program is $300 million and the cash surrender value of the policies is $307.2 million. The repayment guarantee expires April 30, 2006. These contracts are ceded to ALIC under the terms of the reinsurance agreements.

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

        In addition, the Company indemnifies its directors, officers and other individuals to the extent provided in its charter and by-laws. Since these indemnifications are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under these indemnifications.

        The aggregate liability balance related to all guarantees was not material as of March 31, 2004.

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

Legal Proceedings

        As described below, the Company is named as a defendant in a number of lawsuits and other legal proceedings arising out of various aspects of its business. These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including but not limited to, the underlying facts of each matter, novel legal issues, variations between jurisdictions in which matters are being litigated, differences in applicable laws and judicial interpretations, the length of time before many of these matters might be resolved by settlement or through litigation and, in some cases, the timing of their resolutions relative to other similar cases brought against other companies, the fact that some of these matters involve multi-state class actions in which the applicable law(s) for the claims at issue is in dispute and therefore unclear, and the current challenging legal environment faced by large corporations and insurance companies.

        In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of contractual and extra-contractual damages. In some cases, the monetary damages sought include punitive or treble damages or are not specified. Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings. In those cases where plaintiffs have made a specific demand for monetary damages, whether to support minimum jurisdictional requirements or otherwise, it is our experience that such demands may be misleading indicators of what the ultimate loss, if any, will be to the Company.

        It is not possible to make meaningful estimates of the amount or range of loss that could result from these matters. The Company reviews these matters on an on-going basis. In the opinion of the Company's management, while some of these matters may be material to the Company's operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on the financial condition of the Company.

        Legal proceedings involving Allstate agencies and AIC may impact the Company, even when the Company is not directly involved, because the Company sells its products through a variety of distribution channels including Allstate agencies. Consequently, information about the more significant of these proceedings is provided below.

        AIC is defending various lawsuits involving worker classification issues. These lawsuits include a number of putative class actions and one certified class action challenging the overtime exemption claimed by AIC under the Fair Labor Standards Act or state wage and hour laws. Plaintiffs seek monetary relief, such as penalties and liquidated damages, and non-monetary relief, such as injunctive relief and an accounting. These class actions mirror similar lawsuits filed recently against other carriers in the industry and other employers. A putative nationwide class action filed by former employee agents also includes a worker classification issue; these agents are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. AIC has been vigorously defending these and various other worker classification lawsuits. The outcome of these disputes is currently uncertain.

        AIC is also defending certain matters relating to its agency program reorganization announced in 1999. These matters include an investigation by the U.S. Department of Labor, a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission ("EEOC") alleging retaliation under federal civil rights laws and a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act, breach of contract and ERISA violations. In April 2004, the U.S. Department of Labor notified AIC that it has closed its investigation and contemplates no further action on this matter at this time. In March 2004, in the EEOC and class action lawsuits, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release for purposes of effecting the court's declaratory judgment that the release is voidable at the option of the release signer. The court also ordered that an agent who voids the release must return to AIC "any and all benefits received by the [agent] in exchange for signing the release." The court also "concluded that, on the undisputed facts of record, there is no basis for claims of age discrimination." The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order. The case otherwise remains pending. A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA. This matter was dismissed with prejudice in March 2004 by the trial court but will be the subject of further proceedings, which may include appeals. In these matters, plaintiffs seek compensatory and punitive damages, and equitable relief. AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization. In addition, AIC is defending certain matters relating to its life agency program reorganization announced in 2000. These matters include an investigation by the EEOC with respect to allegations of age discrimination and retaliation. AIC is cooperating fully with the agency investigation and will continue to vigorously defend these and other claims related to the life agency program reorganization. The outcome of these disputes is currently uncertain.

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

4.     Other Comprehensive Income

        The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Three months ended March 31,
	2004			2003
(in thousands)	Pretax	Tax	After- tax	Pretax	Tax	After- tax
Unrealized capital gains and losses
Unrealized holding gains (losses) arising during the period	$3,742	$(1,310)	$2,432	$(141)	$49	$(92)
Less: reclassification adjustments	—	—	—	6	(2)	4

Unrealized net capital gains (losses)	3,742	(1,310)	2,432	(147)	51	(96)

Other comprehensive income (loss)	$3,742	$(1,310)	2,432	$(147)	$51	(96)

Net income			1,806			1,958

Comprehensive income (loss)			$4,238			$1,862

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

OVERVIEW

        The following discussion highlights significant factors influencing financial position and results of operations of Lincoln Benefit Life Company (referred to in this document as "we", "our", "us" or the "Company"). It should be read in conjunction with the condensed financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Lincoln Benefit Life Company Annual Report on Form 10-K for 2003. We operate as a single segment entity, based on the manner in which financial information is used internally to evaluate performance and determine the allocation of resources.

RESULTS OF OPERATIONS

	Three months ended March 31,
(in thousands)	2004	2003
Net investment income	$2,774	$3,003
Realized capital gains and losses	—	6
Income tax expense	968	1,051

Net income	$1,806	$1,958

        We have reinsurance agreements whereby all premiums, contract charges, interest credited to contractholder funds, contract benefits and certain expenses are ceded to Allstate Life Insurance Company ("ALIC") and certain non-affiliated reinsurers, and reflected net of such reinsurance in the Condensed Statements of Operations. Our results of operations include net investment income and realized capital gains and losses on our assets that are not transferred under the reinsurance agreements.

        Net income decreased $152 thousand to $1.8 million in the first quarter of 2004 from $2.0 million in the same period last year due to decreases in net investment income and realized capital gains, partially offset by lower income tax expense.

        Net investment income decreased 7.6% in the first quarter of 2004 compared to the same period in 2003, primarily due to lower portfolio yields partially offset by higher portfolio balances. Lower portfolio yields were due to purchases of fixed income securities with yields lower than the current portfolio average. Higher portfolio balances resulted from the investment of cash flows from operating activities. Investment balances as of March 31, 2004, excluding unrealized net capital gains on fixed income securities, increased 8.2% from March 31, 2003.

        Pre-tax realized capital gains and losses were $6 thousand in the first quarter of 2003 that resulted from sales of fixed income securities. There were no realized capital gains or losses in the first quarter of 2004.

FINANCIAL POSITION

(in thousands)	March 31, 2004
Fixed income securities(1)	$212,885
Short-term	5,993

Total investments	$218,878

Cash	$23,453
Reinsurance recoverable from ALIC, net	15,160,610
Reinsurance recoverable from non-affiliates, net	718,211
Contractholder funds	14,355,494
Reserve for life-contingent contract benefits	1,512,161
Separate Accounts assets and liabilities	2,043,363

(1)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $198.0 million.

        Total investments increased to $218.9 million at March 31, 2004 from $210.2 million at December 31, 2003 due to cash flows from operating activities and increased unrealized gains on fixed income securities.

        At March 31, 2004, the entire fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2, a Moody's equivalent rating of Aaa, Aa, A or Baa, an S&P equivalent rating of AAA, AA, A or BBB, or a comparable internal rating when an external rating is not available.

        The unrealized net capital gains on fixed income securities at March 31, 2004 were $14.9 million, an increase of $3.7 million or 33.5% since December 31, 2003. The net unrealized gain was comprised of $15.6 million of unrealized gains and $0.7 million of unrealized losses at March 31, 2004. This is compared to a net unrealized gain for the fixed income portfolio totaling $11.2 million at December 31, 2003, comprised of $12.8 million of unrealized gains and $1.6 million of unrealized losses. Of the gross unrealized losses in the fixed income portfolio, 71.3% were concentrated in the corporate fixed income portfolio. The losses were primarily comprised of securities in the capital goods, transportation and financial services sectors. The gross unrealized losses in these sectors were primarily interest rate related. While we expect eventual recovery of these securities and the related sectors, we included every security in our portfolio monitoring process.

        Our portfolio monitoring process identifies and evaluates fixed income securities whose carrying value may be other than temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost for fixed income securities is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults.

        We also monitor the quality of our fixed income portfolio by categorizing certain investments as "problem", "restructured" or "potential problem." Problem fixed income securities are securities in default with respect to principal or interest and/or securities issued by companies that have gone into bankruptcy subsequent to our acquisition of the security. Restructured fixed income securities have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have serious concerns regarding the borrower's ability to pay future principal and interest, which causes us to believe these securities may be classified as problem or restructured in the future.

        As of March 31, 2004 and December 31, 2003, we had no securities categorized as "problem", "restructured" or "potential problem".

        While we may classify securities as "problem", "restructured" or "potential problem" in the future, particularly if economic conditions are unfavorable, we expect that the total amount of securities in these categories would be low relative to the total fixed income securities portfolio.

        Net Realized Capital Gains and Losses    The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended March 31,
(in thousands)	2004	2003
Sales	$—	$6

Realized capital gains and losses, pretax	—	6
Income tax expense	—	(2)

Realized capital gains and losses, after-tax	$—	$4

        We may sell securities during the period in which fair value has declined below amortized cost. Recognizing in certain situations new factors such as negative developments, subsequent credit deterioration, relative value opportunities, market liquidity concerns and portfolio reallocations, we can subsequently change our previous intent to continue holding a security. Sales in the above table also include dispositions such as call and prepayment transactions.

Reinsurance recoverable, Contractholder funds and Reserve for life-contingent contract benefits

        Contractholder funds increased to $14.36 billion at March 31, 2004, from $13.80 billion at December 31, 2003 as a result of deposits from fixed annuities and interest-sensitive life policies, interest credited to contractholder funds and the initial adoption of the provisions of Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP No. 03-1"), partially offset by surrenders, withdrawals, benefit payments and contract charges. The reserve for life-contingent contract benefits increased $35.8 million to $1.51 billion at March 31, 2004 resulting from new sales of structured settlement and immediate annuities and other life-contingent products, additional reserves recorded due to the recognition of reserves for guaranteed minimum death benefits in conjunction with adopting the provisions of SOP 03-1, partially offset by benefits paid. Reinsurance recoverable from ALIC and reinsurance recoverable from non-affiliates increased correspondingly by $566.4 million and $25.2 million, respectively, because all contractholder obligations are reinsured.

        We purchase reinsurance after evaluating the financial condition of the reinsurer, as well as the terms and price of coverage. We reinsure certain of our risks to non-affiliated reinsurers under yearly renewable term and coinsurance agreements. Yearly renewable term and coinsurance agreements result in the passing of the agreed-upon portion of risk to the reinsurers in exchange for negotiated reinsurance premium payments.

CAPITAL RESOURCES AND LIQUIDITY

        Capital Resources consist of shareholder's equity. The following table summarizes our capital resources:

(in thousands)	March 31, 2004	December 31, 2003
Common stock, additional capital paid-in and retained income	$204,554	$202,748
Accumulated other comprehensive income	9,697	7,265

Total shareholder's equity	$214,251	$210,013

        Shareholder's equity increased in the first quarter of 2004 when compared to December 31, 2003, due to net income and an increase in net unrealized capital gains and losses.

        Financial Ratings and Strength    We share the insurance financial strength ratings of our parent, ALIC, because business is reinsured to ALIC. There have been no changes in ALIC's insurance financial strength ratings since December 31, 2003. However, in February 2004, A.M. Best revised the outlook to stable from positive for the insurance financial strength ratings of ALIC and certain rated subsidiaries and affiliates, including the Company.

FORWARD-LOOKING STATEMENTS

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

        These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "seeks," "expects," "will," "should," "anticipates," "estimates," "intends," "believes," "likely," "targets" and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. Factors which could cause actual results to differ materially from those suggested by such forward-looking statements are incorporated in this Part I, Item 2 by reference to the information set forth in our Annual Report on Form 10-K, Part II, Item 7, under the caption "Forward-Looking Statements and Risk Factors."

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

        During the fiscal quarter ended March 31, 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        Information required for this Part II, Item 1, is incorporated by reference to the discussion under the heading "Regulation" and under the heading "Legal proceedings" in Note 3 of the Company's Condensed Financial Statements in Part I, Item 1, of this Form 10-Q.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  An Exhibit Index has been filed as part of this report on page E-1.

  (b)
  Reports on Form 8-K

  None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lincoln Benefit Life Company (Registrant)
May 6, 2004	By /s/ SAMUEL H. PILCH Samuel H. Pilch Controller (chief accounting officer and duly authorized officer of the registrant)

Exhibit No.	Description
31.1	Rule 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 15d-14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications

E-1