Form 10-Q
period 2004-06-30
LINCOLN BENEFIT LIFE CO
filed 2004-08-10
CIK 910739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
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

Yes ☐ No ☒

        As of July 31, 2004, the registrant had 25,000 common shares, $100 par value, outstanding, all of which are held by Allstate Life Insurance Company

LINCOLN BENEFIT LIFE COMPANY
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2004

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LINCOLN BENEFIT LIFE COMPANY
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenues
Net investment income	$2,791	$2,828	$5,565	$5,831
Realized capital gains and losses	—	133	—	139

Income from operations before income tax expense	2,791	2,961	5,565	5,970
Income tax expense	975	1,034	1,943	2,085

Net income	$1,816	$1,927	$3,622	$3,885

See notes to condensed financial statements.

LINCOLN BENEFIT LIFE COMPANY
CONDENSED STATEMENTS OF FINANCIAL POSITION

(in thousands, except par value data)	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $202,351 and $197,942)	$207,346	$209,118
Short-term	413	1,107

Total investments	207,759	210,225
Cash	41,581	23,456
Reinsurance recoverable from Allstate Life Insurance Company, net	15,613,143	14,594,260
Reinsurance recoverable from non-affiliates, net	759,294	692,971
Current income taxes receivable	1,394	1,428
Other assets	73,132	69,968
Separate Accounts	2,115,639	1,911,619

Total assets	$18,811,942	$17,503,927

Liabilities
Contractholder funds	$14,808,954	$13,802,815
Reserve for life-contingent contract benefits	1,553,776	1,476,314
Unearned premiums	21,269	19,974
Deferred income taxes	2,008	4,172
Payable to affiliates, net	29,191	23,332
Other liabilities and accrued expenses	71,488	55,688
Separate Accounts	2,115,639	1,911,619

Total liabilities	18,602,325	17,293,914

Commitments and Contingent Liabilities (Note 3)
Shareholder's equity
Common stock, $100 par value, 30 thousand shares authorized, 25 thousand shares issued and outstanding	2,500	2,500
Additional capital paid-in	130,305	130,305
Retained income	73,565	69,943
Accumulated other comprehensive income:
Unrealized net capital gains and losses	3,247	7,265

Total accumulated other comprehensive income	3,247	7,265

Total shareholder's equity	209,617	210,013

Total liabilities and shareholder's equity	$18,811,942	$17,503,927

See notes to condensed financial statements.

LINCOLN BENEFIT LIFE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2004	2003
	(unaudited)
Cash flows from operating activities
Net income	$3,622	$3,885
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	140	(44)
Realized capital gains and losses	—	(139)
Changes in:
Reserve for life-contingent contract benefits and contractholder funds, net of reinsurance recoverables	(1,605)	2,482
Income taxes payable	33	79
Receivable/payable to affiliates, net	5,859	(81,466)
Other operating assets and liabilities	13,931	4,706

Net cash provided by (used in) operating activities	21,980	(70,497)

Cash flows from investing activities
Fixed income securities
Proceeds from sales	—	14,401
Investment collections	8,993	17,785
Investment purchases	(13,542)	(38,435)
Change in short-term investments	694	2,926

Net cash used in investing activities	(3,855)	(3,323)

Net increase (decrease) in cash	18,125	(73,820)
Cash at beginning of period	23,456	130,249

Cash at end of period	$41,581	$56,429

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

        The condensed financial statements and notes as of June 30, 2004, and for the three-month and six-month periods ended June 30, 2004 and 2003, are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

  Liabilities for contract guarantees

        The Company offers various guarantees to variable contractholders including a return of no less than (a) total deposits made on the contract less any customer withdrawals, (b) total deposits made on the contract less any customer withdrawals plus a minimum return or (c) the highest contract value on a specified anniversary date minus any customer withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death (death benefits), upon annuitization (income benefits), or at specified dates during the accumulation period (accumulation benefits). These benefits are ceded to ALIC under the terms of the reinsurance agreement.

        The table below presents information regarding the Company's variable contracts with guarantees. The Company's variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts' separate accounts with guarantees.

($ in millions)	June 30, 2004
In the event of death
Account value	$1,619
Net amount at risk(1)	$212
Average attained age of contractholders	60 years
At annuitization
Account value	$370
Net amount at risk(2)	$1
Weighted average waiting period until annuitization options available	4 years
Accumulation at specified dates
Account value	$1
Net amount at risk(3)	$—
Weighted average waiting period until guarantee date	14 years
(1)
Defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

(2)
Defined as the present value of the minimum guaranteed annuity payments determined in accordance with the terms of the contract in excess of the current account balance.

(3)
Defined as the present value of the guaranteed minimum accumulation balance in excess of the current account balance.

        Account balances of variable contracts' separate accounts with guarantees were invested as follows:

(in millions)	June 30, 2004
Equity securities (including mutual funds)	$1,529
Cash and cash equivalents	90

Total variable contracts' separate account assets with guarantees	$1,619

Pending accounting standard

Emerging Issues Task Force Topic No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1")

        In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF 03-1, which is effective for fiscal periods beginning after June 15, 2004. EITF 03-1 requires that when the fair value of an investment security is less than its carrying value an impairment exists for which a determination must be made as to whether the impairment is other-than-temporary. An impairment loss should be recognized equal to the difference between the investment's carrying value and its fair value when an impairment is other-than-temporary. Subsequent to an other-than temporary impairment loss, a debt security should be accounted for in accordance with Statement of Position No. 03-3, "Accounting for Loans and Certain Debt Securities Acquired in a Transfer", which allows the accretion of the discount between the carrying value and expected value of a security if the amount and timing of the recognition of that difference in cash is reasonably estimable. EITF 03-1 also indicates that although not presumptive a pattern of selling investments prior to the forecasted recovery may call into question an investor's intent to hold the security until it recovers in value.

        The EITF 03-1 impairment model applies to all investment securities accounted for under Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and to investment securities accounted for under the cost method to the extent an impairment indicator exists or the reporting entity has estimated the fair value of the investment security in connection with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments".

        The final consensus on EITF 03-1 included additional disclosure requirements incremental to those adopted by the Company effective December 31, 2003 that are effective for fiscal years ending after June 15, 2004.

        The Company is currently evaluating the impact of EITF 03-1 on its process for determining other-than-temporary impairment for the affected securities. More specifically, the Company is analyzing whether subsequent to adoption its portfolio management practices for certain securities classified as available-for-sale pursuant to SFAS No. 115 could be interpreted as a pattern of selling thereby affecting its designated intent to hold such investments for the period necessary to allow for the forecasted recovery of fair value pursuant to the requirements of EITF 03-1. As a result of this analysis, the Company may potentially reclassify to realized capital gains and losses the unrealized net capital gains and losses associated with certain securities classified as available-for-sale.

        Adoption of this standard may:

  •
  Accelerate the timing of recognition of certain impairment losses or otherwise result in impairment losses being recognized when they previously may not have been;

  •
  Result in the designation of certain investment securities as trading;

  •
  Increase the volatility of net income due to:

  •
  The potential recognition of unrealized losses in situations where the Company anticipates a full recovery of certain unrealized losses but does not desire to elect a permanent intent to hold the affected securities, regardless of internal and external facts and circumstances, until such time as they fully recover or mature; and

  •
  Changes in the timing of the recognition of the difference between carrying value and expected settlement value of debt securities for which an other-than-temporary impairment is taken.

        Adoption of this standard is not expected to have a material impact on shareholder's equity since fluctuations in fair value are already recorded in accumulated other comprehensive income.

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

        The effects of reinsurance on premiums and contract charges are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Premiums and contract charges
Direct	$179,650	$193,370	$347,955	$488,399
Assumed—non-affiliate	1,045	—	1,695	—
Ceded
Affiliate	(99,871)	(114,140)	(189,277)	(331,825)
Non-affiliate	(80,824)	(79,230)	(160,373)	(156,574)

Premiums and contract charges, net of reinsurance	$—	$—	$—	$—

        The effects of reinsurance on interest credited to contractholder funds, contract benefits and certain other expenses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Interest credited to contractholder funds, contract benefits and certain expenses
Direct	$393,195	$396,462	$807,647	$805,126
Assumed—non-affiliate	1,802	—	2,263	—
Ceded
Affiliate	(305,238)	(317,342)	(636,660)	(647,867)
Non-affiliate	(89,759)	(79,120)	(173,250)	(157,259)

Interest credited to contractholder funds, contract benefits and certain expenses, net of reinsurance	$—	$—	$—	$—

3.     Guarantees and Contingent Liabilities

Guarantees

        The Company has issued universal life insurance contracts to third parties who finance the premium payments on the universal life insurance contracts through a commercial paper program. The Company has issued a repayment guarantee on the outstanding commercial paper balance that is fully collateralized by the cash surrender value of the universal life insurance contracts. At June 30, 2004, the amount due under the commercial paper program is $300 million and the cash surrender value of the policies is $309 million. The repayment guarantee expires April 30, 2006. These contracts are ceded to ALIC under the terms of the reinsurance agreements.

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

        The aggregate liability balance related to all guarantees was not material as of June 30, 2004.

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

        Regulatory bodies have contacted the parent of the Company and have requested information relating to variable insurance products, including such areas as market timing and late trading and sales practices. The Company believes that these inquiries are similar to those made to many financial services companies as part of an industry-wide investigation by various regulatory agencies into the practices, policies and procedures relating to variable insurance products sales and subaccount trading practices. The Company's parent has and will continue to respond to these information requests and investigations. The Company at the present time is not aware of any systemic problems with respect to such matters that may have a material adverse effect on the Company's financial position.

Legal Proceedings

Background

        The Company and certain of its affiliates are named as defendants in a number of lawsuits and other legal proceedings arising out of various aspects of its business. As background to the "Proceedings" described below, please note the following:

•
These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including but not limited to, the underlying facts of each matter, novel legal issues, variations between jurisdictions in which matters are being litigated, differences in applicable laws and judicial interpretations, the length of time before many of these matters might be resolved by settlement or through litigation and, in some cases, the timing of their resolutions relative to other similar cases brought against other companies, the fact that some of these matters are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined, the fact that some of these matters involve multi-class actions in which the applicable law(s) for the claims at issue is in dispute and therefore unclear, and the current challenging legal environment faced by large corporations and insurance companies.

•
In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of contractual and extra-contractual damages. In some cases, the monetary damages sought include punitive damages or are not specified. Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings. In our experience, monetary demands in plaintiffs' court pleadings bear little relation to the ultimate loss, if any, to the Company.

•
For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time. The Company reviews these matters on an on-going basis and follows the provisions of SFAS No.5, "Accounting for Contingencies" when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

•
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

        AIC is defending various lawsuits involving worker classification issues. A putative nationwide class action filed by former employee agents includes a worker classification issue; these agents are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. AIC has been vigorously defending this and various other worker classification lawsuits. The outcome of these disputes is currently uncertain.

        AIC is also defending certain matters relating to its agency program reorganization announced in 1999. These matters include an investigation by the U.S. Department of Labor and a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission ("EEOC") alleging retaliation under federal civil rights laws and a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act, breach of contract and ERISA violations. In April 2004, the U.S. Department of Labor notified AIC that it has closed its investigation and contemplates no further action on this matter at this time. In late March 2004, in the EEOC and class action lawsuits, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court's declaratory judgment that the release is voidable at the option of the release signer. The court also ordered that an agent who voids the release must return to AIC "any and all benefits received by the [agent] in exchange for signing the release." The court also "concluded that, on the undisputed facts of record, there is no basis for claims of age discrimination." The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order. The case otherwise remains pending. A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA. This matter was dismissed with prejudice in late March 2004 by the trial court but will be the subject of further proceedings on appeal. In these matters, plaintiffs seek compensatory and punitive damages, and equitable relief. AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization. In addition, AIC is defending certain matters relating to its life agency program reorganization announced in 2000. These matters include an investigation by the EEOC with respect to allegations of age discrimination and retaliation. AIC is cooperating fully with the agency investigation and will continue to vigorously defend these and other claims related to the life agency program reorganization. The outcome of these disputes is currently uncertain.

        The Company is currently defending a nationwide class action lawsuit, alleging among other things, breach of contract and breach of the implied covenant of good faith and fair dealing as a result of a change in the rate and cap on an annuity product. The court certified the class and entered summary judgment in favor of the Company and against the certified class. Plaintiff filed notice of appeal and the Company filed a cross appeal. In June 2004, the Rhode Island Supreme Court upheld the class certification order but reversed the summary judgment order, entering judgment for the plaintiff class. The Company filed a Petition for Reargument in response to this Order. The outcome of the petition is currently uncertain. The Company has been vigorously defending this suit.

Other Actions

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

4.     Other Comprehensive Income

        The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Three Months Ended June 30,
	2004			2003
(in thousands)	Pretax	Tax	After-tax	Pretax	Tax	After-tax
Unrealized capital gains and losses
Unrealized holding gains (losses) arising during the period	$(9,923)	$3,473	$(6,450)	$1,886	$(661)	$1,225
Less: reclassification adjustments	—	—	—	133	(47)	86

Unrealized net capital gains (losses)	(9,923)	3,473	(6,450)	1,753	(614)	1,139

Other comprehensive income (loss)	$(9,923)	$3,473	(6,450)	$1,753	$(614)	1,139

Net income			1,816			1,927

Comprehensive income (loss)			$(4,634)			$3,066

	Six Months Ended June 30,
	2004			2003
(in thousands)	Pretax	Tax	After-tax	Pretax	Tax	After-tax
Unrealized capital gains and losses
Unrealized holding gains (losses) arising during the period	$(6,181)	$2,163	$(4,018)	$1,721	$(603)	$1,118
Less: reclassification adjustments	—	—	—	114	(40)	74

Unrealized net capital gains (losses)	(6,181)	2,163	(4,018)	1,607	(563)	1,044

Other comprehensive income (loss)	$(6,181)	$2,163	(4,018)	$1,607	$(563)	1,044

Net income			3,622			3,885

Comprehensive income (loss)			$(396)			$4,929

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

OVERVIEW

        The following discussion highlights significant factors influencing the financial position and results of operations of Lincoln Benefit Life Company (referred to in this document as "we", "our", "us" or the "Company"). It should be read in conjunction with the condensed financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Lincoln Benefit Life Company Annual Report on Form 10-K for 2003. We operate as a single segment entity, consistent with the way in which we use financial information to evaluate performance and to determine the allocation of resources.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Net investment income	$2,791	$2,828	$5,565	$5,831
Realized capital gains and losses	—	133	—	139
Income tax benefit	(975)	(1,034)	(1,943)	(2,085)

Net income	$1,816	$1,927	$3,622	$3,885

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

        Net income decreased $111 thousand to $1.8 million in the second quarter of 2004 from $1.9 million in the same period last year and $263 thousand to $3.6 million for the first six months of 2004 from $3.9 million for the same period last year due to decreases in net investment income and realized capital gains, partially offset by related income tax savings.

        Net investment income decreased 1.3% in the second quarter and 4.6% for the first six months of 2004 compared to the same periods in 2003. The decreases in both periods were primarily due to lower portfolio yields partially offset by the effects of the investment of cash flows from operating activities. Lower portfolio yields were due to purchases of fixed income securities with yields lower than the current portfolio average. Total investments as of June 30, 2004 were comparable to June 30, 2003.

        Pre-tax realized capital gains and losses were $133 thousand and $139 thousand in the second quarter and for the first six months of 2003, respectively, resulting from sales of fixed income securities.

FINANCIAL POSITION

(in thousands)	June 30, 2004
Fixed income securities(1)	$207,346
Short-term	413

Total investments	$207,759

Cash	$41,581
Reinsurance recoverable from ALIC, net	15,613,143
Reinsurance recoverable from non-affiliates, net	759,294
Contractholder funds	14,808,954
Reserve for life-contingent contract benefits	1,553,776
Separate Accounts assets and liabilities	2,115,639
(1)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $202.4 million.

        Total investments decreased to $207.8 million at June 30, 2004 from $210.2 million at December 31, 2003 due to decreased unrealized gains on fixed income securities, partially offset by cash flows from operating activities.

        At June 30, 2004, 100% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2, a Moody's equivalent rating of Aaa, Aa, A or Baa; an S&P equivalent rating of AAA, AA, A or BBB; or a comparable internal rating when an external rating is not available.

        The unrealized net capital gains on fixed income securities at June 30, 2004 were $5.0 million, a decrease of $6.2 million or 55.3% since December 31, 2003. The net unrealized gain was comprised of $8.8 million of unrealized gains and $3.8 million of unrealized losses at June 30, 2004. This is compared to a net unrealized gain for the fixed income portfolio totaling $11.2 million at December 31, 2003, comprised of $12.8 million of unrealized gains and $1.6 million of unrealized losses. Increases in gross unrealized losses were primarily attributable to rising interest rates. The gross unrealized losses were concentrated in the U.S.Government and agencies, corporate and mortgage-backed fixed income portfolios. In the corporate portfolio, the losses were primarily comprised of securities in the capital goods, transportation and financial services sectors. All of the gross unrealized losses were related to investment grade securities and were primarily interest rate related. Every security was included in our portfolio monitoring process.

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

        As of June 30, 2004 and December 31, 2003, we had no securities categorized as "problem", "restructured" or "potential problem".

        While we may classify securities as "problem", "restructured" or "potential problem" in the future, particularly if economic conditions are unfavorable, we expect that the total amount of securities in these categories would be low relative to the total fixed income securities portfolio.

        Net Realized Capital Gains and Losses    The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Dispositions	$—	$133	$—	$139

Realized capital gains and losses, pretax	—	133	—	139
Income tax expense	—	(47)	—	(49)

Realized capital gains and losses, after-tax	$—	$86	$—	$90

        Dispositions in the above table include sales and other transactions such as calls and prepayments. We may sell securities during the period in which fair value has declined below amortized cost. Recognizing in certain situations new factors such as negative developments, subsequent credit deterioration, relative value opportunities, market liquidity concerns and portfolio reallocations, we can subsequently change our previous intent to continue holding a security.

Reinsurance recoverable, Contractholder funds and Reserve for life-contingent contract benefits

        Contractholder funds increased to $14.81 billion at June 30, 2004, from $13.80 billion at December 31, 2003 as a result of deposits from fixed annuities and interest-sensitive life policies, interest credited to contractholder funds and the initial adoption of the provisions of Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"), partially offset by surrenders, withdrawals, benefit payments and contract charges. The reserve for life-contingent contract benefits increased $77.5 million to $1.55 billion at June 30, 2004 resulting from new sales of traditional life and long term care products, additional reserves recorded due to the recognition of reserves for guaranteed minimum death benefits in conjunction with adopting the provisions of SOP 03-1, partially offset by benefits paid. Reinsurance recoverable from ALIC and reinsurance recoverable from non-affiliates increased by $1.02 billion and $66.3 million, respectively, consistent with the reserve increase since all contractholder obligations and the net reserve for life-contingent contract benefits are reinsured.

        We purchase reinsurance after evaluating the financial condition of the reinsurer, as well as the terms and price of coverage. We reinsure certain of our risks to non-affiliated reinsurers under yearly renewable term and coinsurance agreements. Yearly renewable term and coinsurance agreements result in passing the agreed-upon portion of risk to the reinsurers in exchange for negotiated reinsurance premium payments.

CAPITAL RESOURCES AND LIQUIDITY

        Capital Resources consist of shareholder's equity. The following table summarizes our capital resources:

(in thousands)	June 30, 2004	December 31, 2003
Common stock, additional capital paid-in and retained income	$206,370	$202,748
Accumulated other comprehensive income	3,247	7,265

Total shareholder's equity	$209,617	$210,013

        Shareholder's equity decreased for the first six months of 2004 when compared to December 31, 2003, due to decreases in net unrealized capital gains partially offset by net income.

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

        During the fiscal quarter ended June 30, 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        Information required for this Part II, Item 1 is incorporated by reference to the discussion under the heading "Regulation" and under the heading "Legal proceedings" in Note 3 of the Company's Condensed Financial Statements in Part I, Item 1, of this Form 10-Q.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  An Exhibit Index has been filed as part of this report on page E-1.

  (b)
  Reports on Form 8-K

    None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lincoln Benefit Life Company (Registrant)
August 10, 2004	By	/s/ SAMUEL H. PILCH
Samuel H. Pilch Group Vice President and Controller (chief accounting officer and duly authorized officer of the Registrant)

Exhibit No.	Description
10.1	Amended and Restated Service and Expense Agreement among Allstate Insurance Company. The Allstate Corporation and Certain Affiliates, effective January 1, 2004. (As of August 9, 2004, some regulatory approvals and board approval are pending.) Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company's Form 10-Q for the quarter ended June 30, 2004.
31.1	Rule 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 15d-14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications

E-1