Form 10-Q
period 2004-09-30
LINCOLN BENEFIT LIFE CO
filed 2004-11-10
CIK 910739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Registrant’s telephone number, including area code:  800/525-9287

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

As of October 31, 2004, the registrant had 25,000 common shares, $100 par value, outstanding, all of which are held by Allstate Life Insurance Company

LINCOLN BENEFIT LIFE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues
Net investment income	$2,817	$2,782	$8,382	$8,613
Realized capital gains and losses	5	(66)	5	73

Income from operations before income tax expense	2,822	2,716	8,387	8,686
Income tax expense	986	948	2,929	3,033
Net income	$1,836	$1,768	$5,458	$5,653

See notes to condensed financial statements.

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF FINANCIAL POSITION

(in thousands, except par value data)	September 30, 2004	December 31, 2003
	(Unaudited)

Assets
Investments
Fixed income securities, at fair value (amortized cost $202,524 and $197,942)	$212,297	$209,118
Short-term	910	1,107

Total investments	213,207	210,225

Cash	23,197	23,456
Reinsurance recoverable from Allstate Life Insurance Company, net	16,289,451	14,594,260
Reinsurance recoverable from non-affiliates, net	793,959	692,971
Current income taxes receivable	2,537	1,428
Other assets	69,949	69,968
Separate Accounts	2,124,638	1,911,619
Total assets	$19,516,938	$17,503,927

Liabilities
Contractholder funds	$15,463,022	$13,802,815
Reserve for life-contingent contract benefits	1,604,843	1,476,314
Unearned premiums	22,299	19,974
Deferred income taxes	3,670	4,172
Payable to affiliates, net	12,690	23,332
Other liabilities and accrued expenses	71,217	55,688
Separate Accounts	2,124,638	1,911,619
Total liabilities	19,302,379	17,293,914

Commitments and Contingent Liabilities (Note 3)

Shareholder’s equity
Common stock, $100 par value, 30 thousand shares authorized, 25 thousand shares issued and outstanding	2,500	2,500
Additional capital paid-in	130,305	130,305
Retained income	75,401	69,943
Accumulated other comprehensive income:
Unrealized net capital gains and losses	6,353	7,265
Total accumulated other comprehensive income	6,353	7,265
Total shareholder’s equity	214,559	210,013
Total liabilities and shareholder’s equity	$19,516,938	$17,503,927

See notes to condensed financial statements.

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2004	2003
	(Unaudited)
Cash flows from operating activities

Net income	$5,458	$5,653
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	215	(46)
Realized capital gains and losses	(5)	(73)
Changes in:
Reserve for life-contingent contract benefits and contractholder funds, net of reinsurance recoverables	(7,443)	290
Income taxes payable	(1,120)	22
Receivable/payable to affiliates, net	(10,642)	(97,383)
Other operating assets and liabilities	17,873	10,282
Net cash provided by (used in) operating activities	4,336	(81,255)

Cash flows from investing activities

Fixed income securities
Proceeds from sales	1,007	19,930
Investment collections	9,791	22,247
Investment purchases	(15,590)	(53,239)
Change in short-term investments	197	(480)
Net cash used in investing activities	(4,595)	(11,542)

Net decrease in cash	(259)	(92,797)
Cash at beginning of period	23,456	130,249
Cash at end of period	$23,197	$37,452

See notes to condensed financial statements.

LINCOLN BENEFIT LIFE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.              Basis of Presentation

The accompanying condensed financial statements include the accounts of Lincoln Benefit Life Company (the “Company”), a wholly owned subsidiary of Allstate Life Insurance Company (“ALIC”), which is wholly owned by Allstate Insurance Company (“AIC”), a wholly owned subsidiary of The Allstate Corporation (the “Corporation”).

The condensed financial statements and notes as of September 30, 2004, and for the three-month and nine-month periods ended September 30, 2004 and 2003 are unaudited.  The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Adopted accounting standards

Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”)

On January 1, 2004, the Company adopted SOP 03-1.  The major provisions of the SOP affecting the Company require:

•                  Establishment of reserves primarily related to death benefit and income benefit guarantees provided under variable annuity contracts and annuitization guarantees on certain fixed annuities, all of which are ceded to ALIC;

•                  Deferral of sales inducements that meet certain criteria, and amortization using the same method used for deferred policy acquisition costs (“DAC”), all of which are ceded to ALIC.

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

The table below presents information regarding the Company’s variable contracts with guarantees.  The Company’s variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts’ separate accounts with guarantees.

($ in millions)	September 30, 2004

In the event of death
Account value	$1,634
Net amount at risk(1)	$232
Average attained age of contractholders	60 years
At annuitization
Account value	$362
Net amount at risk(2)	$1
Weighted average waiting period until annuitization options available	4 years
Accumulation at specified dates
Account value	$52
Net amount at risk(3)	$—
Weighted average waiting period until guarantee date	13 years

(1)          Defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

(2)          Defined as the present value of the minimum guaranteed annuity payments determined in accordance with the terms of the contract in excess of the current account balance.

(3)          Defined as the present value of the guaranteed minimum accumulation balance in excess of the current account balance.

Account balances of variable contracts’ separate accounts with guarantees were invested as follows:

(in millions)	September 30, 2004

Equity securities (including mutual funds)	$1,531
Cash and cash equivalents	103
Total variable contracts’ separate account assets with guarantees	$1,634

Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) and Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP EITF 03-1-1”)

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF 03-1, which was to be effective for fiscal periods beginning after June 15, 2004.  EITF 03-1 requires that when the fair value of an investment security is less than its carrying value an impairment exists for which a determination must be made as to whether the impairment is temporary or other-than-temporary.  An impairment loss should be recognized equal to the difference between the investment’s carrying value and its fair value when an impairment is other-than-temporary. Subsequent to an other-than temporary impairment loss, a debt security should be accounted for in accordance with Statement of Position No. 03-3, “Accounting for Loans and Certain Debt Securities Acquired in a Transfer”, which allows the accretion of the discount between the carrying value and expected value of a security if the amount and timing of the receipt of expected cash flows is reasonably estimable.  EITF 03-1 also indicates that although not presumptive, a pattern of selling investments prior to the forecasted recovery may call into question an investor’s intent to hold the security until it recovers in value or otherwise matures.

The EITF 03-1 impairment model applies to all investment securities accounted for under Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and to investment securities accounted for under the cost method. The final consensus on EITF 03-1 included additional disclosure requirements incremental to those adopted by the Company effective December 31, 2003 that will be effective December 31, 2004.

In September 2004, the FASB issued FSP EITF Issue 03-1-1, which deferred the effective date of the impairment measurement and recognition provisions contained in paragraphs 10-20 of EITF 03-1 until proposed FSP EITF 03-1-a is issued. (See Pending accounting standard.)

Pending accounting standard

FSP EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP EITF Issue 03-1-a”).

In September 2004, the FASB issued proposed FSP EITF 03-1-a, that addresses the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of increases in interest rates, and/or credit sector spread.  Thereafter, in connection with its decision to defer the effective date of paragraphs 10–20 of EITF 03-1 through the issuance of FSP EITF Issue 03-1-1, the FASB requested from its constituents information about both the issues set forth in FSP EITF 03-1-a as well as the issues that arose during the FSP EITF 03-1-b, “Effective Date of Paragraph 16 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, comment letter process.

Due to the uncertainty as to how all of the relevant outstanding issues will be resolved, the Company is unable to determine the impact of adopting paragraphs 10-20 of EITF 03-1 until final implementation guidance is issued.  Adoption of paragraphs 10-20 of EITF 03-1 may have a material impact on the Company’s Condensed Statements of Operation but is not expected to have a material impact on the Company’s Condensed Statements of Financial Position since fluctuations in fair value are already recorded in accumulated other comprehensive income.

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

Investment income earned on the assets which support contractholder funds and the reserve for life-contingent contract benefits are not included in the Company’s Condensed Statements of Operations as those assets are owned and managed by ALIC or third party reinsurers under terms of the reinsurance agreements.

The effects of reinsurance on premiums and contract charges are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003

Premiums and contract charges
Direct	$183,494	$190,662	$531,449	$679,061
Assumed-non-affiliate	755	—	2,450	—
Ceded
Affiliate	(97,214)	(114,074)	(286,491)	(445,899)
Non-affiliate	(87,035)	(76,588)	(247,408)	(233,162)
Premiums and contract charges, net of reinsurance	$—	$—	$—	$—

The effects of reinsurance on interest credited to contractholder funds, contract benefits and certain expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003

Interest credited to contractholder funds, contract benefits and certain expenses
Direct	$377,942	$374,392	$1,185,589	$1,179,518
Assumed-non-affiliate	1,177	—	3,440	—
Ceded
Affiliate	(275,680)	(298,008)	(912,340)	(945,875)
Non-affiliate	(103,439)	(76,384)	(276,689)	(233,643)
Interest credited to contractholder funds, contract benefits and certain expenses, net of reinsurance	$—	$—	$—	$—

3.  Guarantees and Contingent Liabilities

Guarantees

The Company has issued universal life insurance contracts to third parties who finance the premium payments on the universal life insurance contracts through a commercial paper program.  The Company has issued a repayment guarantee on the outstanding commercial paper balance that is fully collateralized by the cash surrender value of the universal life insurance contracts.  At September 30, 2004, the amount due under the commercial paper program is $302 million and the cash surrender value of the policies is $309 million.  The repayment guarantee expires April 30, 2006.  These contracts are ceded to ALIC under the terms of the reinsurance agreements.

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

The aggregate liability balance related to all guarantees was not material as of September 30, 2004.

Regulation

The Company is subject to changing social, economic and regulatory conditions.  Recent state and federal regulatory initiatives and proceedings have included efforts to remove barriers preventing banks from engaging in the securities and insurance businesses, change tax laws affecting the taxation of insurance companies and the tax treatment of insurance products or competing non-insurance products that may impact the relative desirability of various personal investment products and otherwise expand overall regulation of insurance products and the insurance industry. The ultimate changes and eventual effects of these initiatives on the Company’s business, if any, are uncertain.

Regulatory bodies have contacted the parent of the Company and have requested information relating to variable insurance products, including such areas as market timing and late trading and sales practices. The Company believes that these inquiries are similar to those made to many financial services companies as part of an industry-wide investigation by various regulatory agencies into the practices, policies and procedures relating to variable insurance products sales and subaccount trading practices. The Company’s parent has and will continue to respond to these information requests and investigations. The Company at the present time is not aware of any systemic problems with respect to such matters that may have a material adverse effect on the Company’s financial position.

Legal Proceedings

Background

The Company and certain of its affiliates are named as defendants in a number of lawsuits and other legal proceedings arising out of various aspects of its business.  As background to the “Proceedings” sub-section below, please note the following:

•                  These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including but not limited to, the underlying facts of each matter, novel legal issues, variations between jurisdictions in which matters are being litigated, differences in applicable laws and judicial interpretations, the length of time before many of these matters might be resolved by settlement or through litigation and, in some cases, the timing of their resolutions relative to other similar cases brought against other companies, the fact that some of these matters are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined, the fact that some of these matters involve multi-state class actions in which the applicable law(s) for the claims at issue is in dispute and therefore unclear, and the current challenging legal environment faced by large corporations and insurance companies.

•                  In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of contractual and extra-contractual damages.  In some cases, the monetary damages sought include punitive damages or are not specified.  Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings. In our experience, monetary demands in plaintiffs’ court pleadings bear little relation to the ultimate loss, if any, to the Company.

•                  For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time.  The Company reviews these matters on an on-going basis and follows the provisions of SFAS No.5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

•                  In the opinion of the Company’s management, while some of these matters may be material to the Company’s operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on the financial condition of the Company.

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

AIC is defending certain matters relating to its agency program reorganization announced in 1999. These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws, a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act, breach of contract and ERISA violations, and a lawsuit filed in October 2004 by the EEOC alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization. AIC is also defending another action, in which a class was certified in June 2004, filed by former employee agents who terminated their employment prior to the agency program reorganization. These plaintiffs have asserted claims under ERISA and for constructive discharge, and are seeking the benefits provided in connection with the reorganization.  AIC has asked the court to reconsider its class certification ruling.  In late March 2004, in the first EEOC lawsuit and class action lawsuit, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer.  The court also ordered that an agent who voids the release must return to AIC “any and all benefits received by the [agent] in exchange for signing the release.”  The court also “concluded that, on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order.  The case otherwise remains pending.  A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA.  This matter was dismissed with prejudice in late March 2004 by the trial court but will be the subject of further proceedings on appeal.  In these matters, plaintiffs seek compensatory and punitive damages, and equitable relief.  AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization. In addition, AIC is defending certain matters relating to its life agency program reorganization announced in 2000. These matters include an investigation by the EEOC with respect to allegations of age discrimination and retaliation. AIC is cooperating fully with the agency investigation and will continue to vigorously defend these and other claims related to the life agency program reorganization. The outcome of these disputes is currently uncertain.

The Company is currently defending a nationwide class action lawsuit, alleging among other things, breach of contract and breach of the implied covenant of good faith and fair dealing as a result of a change in the rate and cap on an annuity product.  The court certified the class and entered summary judgment in favor of the Company and against the certified class.  Plaintiff filed notice of appeal and the Company filed a cross appeal.  In June 2004, the Rhode Island Supreme Court upheld the class certification order but reversed the summary judgment order, entering judgment for the plaintiff class. The Company filed a Petition for Reargument in response to this Order. The Rhode Island Supreme Court denied the petition. The case will now be transferred back to the lower court for entry of an order in favor of the class.

Other Matters

The Corporation and its affiliates, including the Company, have received interrogatories and demands to produce information from several regulatory and enforcement authorities.  These authorities are seeking information relevant to on-going investigations into the possible violation of antitrust or insurance laws by unnamed parties and, in particular, are seeking information as to whether any person engaged in activities for the purpose of price fixing, market allocation, or bid rigging.  Published press reports have indicated that numerous demands of this nature have been sent to insurance companies as part of industry-wide investigations.  The Corporation intends to cooperate fully with these and any similar requests for information.

Various other legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the target of a number of lawsuits, some of which involve claims for substantial or indeterminate amounts. This litigation is based on a variety of issues including insurance and claim settlement practices. The outcome of these disputes is currently unpredictable.  However, at this time, based on their present status and the existence of the reinsurance agreement with ALIC, it is the opinion of management that the ultimate liability, if any, in one or more of these other actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

4.   Other Comprehensive Income

The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Three Months Ended September 30,
	2004			2003
(in thousands)	Pretax	Tax	After- tax	Pretax	Tax	After- tax

Unrealized capital gains and losses
Unrealized holding gains (losses) arising during the period	$4,783	$(1,674)	$3,109	$(4,287)	$1,501	$(2,786)
Less: reclassification adjustments	5	(2)	3	(66)	23	(43)
Unrealized net capital gains (losses)	4,778	(1,672)	3,106	(4,221)	1,478	(2,743)
Other comprehensive income (loss)	$4,778	$(1,672)	3,106	$(4,221)	$1,478	(2,743)

Net income			1,836			1,768

Comprehensive income (loss)			$4,942			$(975)

	Nine Months Ended September 30,
	2004			2003
(in thousands)	Pretax	Tax	After- Tax	Pretax	Tax	After- tax

Unrealized capital gains and losses
Unrealized holding gains (losses) arising during the period	$(1,398)	$489	$(909)	$(2,490)	$872	$(1,618)
Less: reclassification adjustments	5	(2)	3	124	(43)	81
Unrealized net capital gains (losses)	(1,403)	491	(912)	(2,614)	915	(1,699)
Other comprehensive income (loss)	$(1,403)	$491	(912)	$(2,614)	$915	(1,699)

Net income			5,458			5,653

Comprehensive income (loss)			$4,546			$3,954

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003.

OVERVIEW

The following discussion highlights significant factors influencing the financial position and results of operations of Lincoln Benefit Life Company (referred to in this document as “we”, “our”, “us” or the “Company”).  It should be read in conjunction with the condensed financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Lincoln Benefit Life Company Annual Report on Form 10-K for 2003.  We operate as a single segment entity, consistent with the way in which we use financial information to evaluate performance and to determine the allocation of resources.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003

Net investment income	$2,817	$2,782	$8,382	$8,613
Realized capital gains and losses	5	(66)	5	73
Income tax expense	986	948	2,929	3,033
Net income	$1,836	$1,768	$5,458	$5,653

We have reinsurance agreements whereby all premiums, contract charges, interest credited to contractholder funds, contract benefits and certain expenses are ceded to Allstate Life Insurance Company (“ALIC”) and certain non-affiliated reinsurers, and reflected net of such reinsurance in the Condensed Statements of Operations.  Our results of operations include net investment income and realized capital gains and losses on our assets that are not transferred under the reinsurance agreements.

Net income in the third quarter of 2004 was comparable to the same period last year due to increases in net investment income and realized capital gains were partially offset by higher income tax expense. Net income decreased $195 thousand to $5.5 million for the first nine months of 2004 from $5.7 million for the same period last year as decreases in net investment income and realized capital gains, partially offset by lower income tax expense.

Net investment income increased 1.3% in the third quarter of 2004 compared to the same period in 2003 primarily due to higher portfolio balances partially offset by lower portfolio yields. Net investment income decreased 2.7% for the first nine months of 2004 compared to the same period in 2003 primarily due to lower portfolio yields being partially offset by the effects of higher portfolio balances from the investment of cash flows from operating activities.  Lower portfolio yields were due to purchases of fixed income securities with yields lower than the current portfolio average. Total investments as of September 30, 2004 increased 0.7% from September 30, 2003 due primarily to positive cash flows from operating activities, partially offset by a decline in unrealized capital gains on fixed income securities.

Pre-tax realized capital gains and losses increased $71 thousand in the third quarter of 2004 and decreased $68 thousand for the first nine months of 2004 compared to the same periods in 2003 primarily the result of dispositions of fixed income securities.

FINANCIAL POSITION

(in thousands)	September 30, 2004
Fixed income securities (1)	$212,297
Short-term	910
Total investments	$213,207

Cash	$23,197

Reinsurance recoverable from ALIC, net	16,289,451

Reinsurance recoverable from non-affiliates, net	793,959

Contractholder funds	15,463,022

Reserve for life-contingent contract benefits	1,604,843

Separate Accounts assets and liabilities	2,124,638

(1)          Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $202.5 million.

Total investments increased to $213.2 million at September 30, 2004 from $210.2 million at December 31, 2003 due to increased cash flows from operating activities, partially offset by decreased unrealized gains on fixed income securities.

At September 30, 2004, the entire fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2, a Moody’s equivalent rating of Aaa, Aa, A or Baa; an S&P equivalent rating of AAA, AA, A or BBB; or a comparable internal rating when an external rating is not available.

The unrealized net capital gains on fixed income securities at September 30, 2004 were $9.8 million, a decrease of $1.4 million or 12.6% since December 31, 2003.  The net unrealized gain was comprised of $11.1 million of unrealized gains and $1.3 million of unrealized losses at September 30, 2004.  This is compared to a net unrealized gain for the fixed income portfolio totaling $11.2 million at December 31, 2003, comprised of $12.8 million of unrealized gains and $1.6 million of unrealized losses. The gross unrealized losses were concentrated in the corporate, mortgage-backed and U.S. Government and agencies portfolios at September 30, 2004. All of the gross unrealized losses were related to investment grade securities and were primarily interest rate related. Every security was included in our portfolio monitoring process.

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

We also monitor the quality of our fixed income portfolio by categorizing certain investments as “problem”, “restructured” or “potential problem.”  Problem fixed income securities are securities in default with respect to principal or interest and/or securities issued by companies that have gone into bankruptcy subsequent to our acquisition of the security.  Restructured fixed income securities have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring.  Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have serious concerns regarding the borrower’s ability to pay future principal and interest, which causes us to believe these securities may be classified as problem or restructured in the future.

As of September 30, 2004 and December 31, 2003, we had no securities categorized as  “problem”, “restructured” or “potential problem”.

While we may classify securities as “problem”, “restructured” or “potential problem” in the future, particularly if economic conditions are unfavorable, we expect that the total amount of securities in these categories would be low relative to the total fixed income securities portfolio.

Net Realized Capital Gains and Losses The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003

Dispositions	$5	$(66)	$5	$73
Realized capital gains and losses, pretax	5	(66)	5	73
Income tax (expense) benefit	(2)	23	(2)	(26)
Realized capital gains and losses, after-tax	$3	$(43)	$3	$47

Dispositions in the above table include sales and other transactions such as calls and prepayments.  We may sell securities during the period in which fair value has declined below amortized cost.  In certain situations new factors such as negative developments, subsequent credit deterioration, relative value opportunities, market liquidity concerns and portfolio reallocations can subsequently change our previous intent to continue holding a security.

Reinsurance recoverable, Contractholder funds and Reserve for life-contingent contract benefits

Contractholder funds increased to $15.46 billion at September 30, 2004, from $13.80 billion at December 31, 2003 as a result of deposits from fixed annuities and interest-sensitive life policies, interest credited to contractholder funds and the initial adoption of the provisions of Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”), partially offset by surrenders, withdrawals, benefit payments and contract charges.  The reserve for life-contingent contract benefits increased $129 million to $1.60 billion at September 30, 2004 from $1.48 billion at December 31, 2003, from new sales of traditional life and long term care products, additional reserves recorded due to the recognition of reserves for guaranteed minimum death benefits in conjunction with adopting the provisions of SOP 03-1, partially offset by benefits paid.  Reinsurance recoverable from ALIC and reinsurance recoverable from non-affiliates increased by $1.70 billion and $101 million, respectively, consistent with the reserve increase since all contractholder obligations and the net reserve for life-contingent contract benefits are reinsured.

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

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity.  The following table summarizes our capital resources:

(in thousands)	September 30, 2004	December 31, 2003

Common stock, additional capital paid-in and retained income	$208,206	$202,748
Accumulated other comprehensive income	6,353	7,265
Total shareholder’s equity	$214,559	$210,013

Shareholder’s equity increased for the first nine months of 2004 when compared to December 31, 2003, due to net income, partially offset by decreases in net unrealized capital gains.

Financial Ratings and Strength We share the insurance financial strength ratings of our parent, ALIC, because business is reinsured to ALIC. There have been no changes in ALIC’s insurance financial strength ratings since December 31, 2003.  However, in February 2004, A.M. Best revised the outlook to stable from positive for the insurance financial strength ratings of ALIC and certain rated subsidiaries and affiliates, including the Company.

FORWARD-LOOKING STATEMENTS AND RISK FACTOR

This document contains “forward-looking statements” that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty.  These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.  We assume no obligation to update any forward-looking statements as a result of new information or future events or developments.

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings.  These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves.  We believe that these statements are based on reasonable estimates, assumptions and plans.  However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements.  Factors which could cause actual results to differ materially from those suggested by such forward-looking statements are incorporated in this Part I, Item 2 by reference to the information set forth in our Annual Report on Form 10-K, Part II, Item 7, under the caption  “Forward-Looking Statements and Risk Factors.”

Any decrease in our financial strength rating may have an adverse effect on our competitive position

•                  Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally will have an effect on an insurance company’s business.  On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer’s ratings due to, for example, a change in an insurer’s statutory capital; a change in a rating agency’s determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer’s investment portfolio; a reduced confidence in management or a host of other considerations that may or may not be under the insurer’s control.  The insurance financial strength ratings of both Allstate Insurance Company and ALIC, as well as the Company, are A+, Aa2 and AA (from A.M. Best, Moody’s and Standard and Poor’s, respectively).    Because all of these ratings are subject to continuous review, the retention of these ratings cannot be assured.  A multiple level downgrade in any of these ratings could have a material adverse effect on our sales, our competitiveness, the marketability of our product offerings and our liquidity, operating results and financial condition.

Item 4.  Controls and Procedures

With the participation of our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.  However, the design of any system of controls and procedures is based in part upon assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and are effective at the “reasonable assurance” level.

During the fiscal quarter ended September 30, 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Information required for this Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation” and under the heading “Legal proceedings” in Note 3 of the Company’s Condensed Financial Statements in Part I, Item 1, of this Form 10-Q.

Item 6.  Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lincoln Benefit Life Company

(Registrant)

November 10, 2004

	By	/s/ Samuel H. Pilch
Samuel H. Pilch
Group Vice President and Controller
(chief accounting officer and duly authorized officer of the Registrant)

Exhibit No.	Description

31.1	Rule 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1