Form 10-K
period 2004-12-31
LINCOLN BENEFIT LIFE CO
filed 2005-03-16
CIK 910739

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

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

As of March 15, 2005, the Registrant had 25,000 common shares, $100 par value, outstanding, all of which are held by Allstate Life Insurance Company.

                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
PART I
Item 1.      Business                                                                                        1
Item 2.      Properties                                                                                      2
Item 3.      Legal Proceedings                                                                               2
Item 4.      Submission of Matters to a Vote of Security Holders *                                         N/A
PART II
Item 5.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
             Purchases of Equity Securities                                                                  2
Item 6.      Selected Financial Data *                                                                     N/A
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations           3
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk                                     17
Item 8.      Financial Statements and Supplementary Data                                                    18
Item 9.      Change in and Disagreements with Accountants on Accounting and Financial Disclosure            44
Item 9A      Controls and Procedures                                                                        44
PART III
Item 10.     Directors and Executive Officers of the Registrant *                                          N/A
Item 11.     Executive Compensation*                                                                       N/A
Item 12.     Security Ownership of Certain Beneficial Owners and Management *                              N/A
Item 13.     Certain Relationships and Related Transactions *                                              N/A
Item 14      Principal Accountant Fees and Services                                                         45
PART IV
Item 15.     Exhibits and Financial Statement Schedules                                                     46
             Signatures                                                                                     49
             Supplemental Information to be Furnished With Reports Filed Pursuant to Section
             15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not
             Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934            50
             Financial Statement Schedules                                                                 S-1

             * Omitted pursuant to General Instruction I(2) of Form 10-K

PART I

ITEM 1. BUSINESS

     Lincoln Benefit Life Company ("Lincoln Benefit", "we", "our" or "us") was incorporated under the laws of the State of Nebraska in 1938. Lincoln Benefit is a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), a stock life insurance company incorporated under the laws of the State of Illinois. ALIC is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a stock property-liability insurance company organized under the laws of the State of Illinois. All of the outstanding capital stock of Allstate Insurance Company is owned by The Allstate Corporation (the "Corporation" or "Allstate"), a publicly owned holding company incorporated under the laws of the State of Delaware. The Corporation is the largest publicly held personal lines insurer in the United States. Widely known through the "You're In Good Hands With Allstate(R)" slogan, Allstate provides insurance products to more than 16 million households and has approximately 13,600 exclusive agencies and exclusive financial specialists in the United States and Canada. Allstate is the second-largest personal property and casualty insurer in the United States on the basis of 2003 statutory premiums earned. In addition, it is the nation's 12th largest life insurance business on the basis of 2003 ordinary life insurance in force and 19th largest on the basis of 2003 statutory admitted assets.

     We are authorized to sell life insurance, savings and retirement products in all states except New York, as well as in the District of Columbia, Guam and the U.S. Virgin Islands.

     We provide life insurance, retirement and investment products to individuals. Our mission is to assist financial services professionals in meeting their clients' financial protection, savings and retirement needs by providing top-tier products delivered with reliable and efficient service.

     We will pursue the following to grow our current business profitably: maintain and develop focused, top-tier products; deepen distribution partner relationships; improve our cost structure; and advance our systematic risk management program. Our retail products include interest-sensitive and traditional life insurance, variable life insurance, variable and fixed annuities and accident and health insurance. Products are sold through a variety of distribution channels including Allstate exclusive agencies, independent agents (including master brokerage agencies and workplace enrolling agents) and broker/dealers.

     We cede the mortality risk on certain life policies, depending upon the issue year and product, to a pool of thirteen non-affiliated reinsurers. Beginning in 1998, we cede mortality risk on new business in excess of $2 million per life for individual coverage. For business sold prior to 1998, we ceded mortality risk in excess of $350 thousand per life for individual coverage.

     Under agreements with ALIC, all business not reinsured to non-affiliated reinsurers is ceded to ALIC. Premiums, contract charges, interest credited to contractholder funds, contract benefits and certain expenses of substantially all general account contracts are reinsured by ALIC. Assets that support general account product liabilities are owned and managed by ALIC. The obligations of ALIC under the reinsurance agreements are to us. We continue to have primary liability as the direct insurer for risks reinsured.

     Separate accounts liabilities related to variable annuity and life contracts are ceded to ALIC via a 100% modified coinsurance agreement whereby assets are maintained in our legally segregated unitized separate accounts. Contract charges assessed against the separate accounts assets and contract benefits are ceded to ALIC.

     We compete principally on the basis of the scope of our distribution systems, the breadth of our product offerings, the recognition of our brand, our financial strength and ratings as well as those of ALIC, our product features and prices, and the level of customer service that we provide. In addition, with respect to variable life and variable annuity products in particular, we compete on the basis of the variety of fund managers and choices of funds for our separate accounts and the management and performance of those funds within our separate accounts.

     The market for life insurance, annuities and personal financial products continues to be highly fragmented and competitive. As of December 31, 2004, there were approximately 770 groups of life insurance companies in the United States, most of which offered one or more similar products. In addition, because many of these products include a savings or investment component, our competition includes domestic and foreign securities firms, investment advisors, mutual funds, banks and other financial institutions. Competitive pressure is growing due to several factors, including cross marketing alliances between unaffiliated businesses, as well as consolidation activity in the financial services industry.

     Lincoln Benefit is subject to extensive regulation, primarily at the state level. The method, extent and substance of such regulation varies by state but generally has its source in statutes that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to a state regulatory agency. In general, such regulation is intended for the protection of those who purchase or use our insurance products. These rules have a substantial effect on our business and relate to a wide variety of matters including insurance company licensing and examination, agent licensing and compensation, trade practices, policy forms, accounting methods, the nature and amount of investments, claims practices, participation in guaranty funds, reserve adequacy, insurer solvency, transactions with affiliates, the payment of dividends, and underwriting standards. For discussion of statutory financial information, see Note 10 of the Financial Statements. For discussion of regulatory contingencies, see
Note 8 of the Financial Statements. Notes 10 and 8 are incorporated in this
Part I, Item 1 by reference.

     In recent years the state insurance regulatory framework has come under increased federal scrutiny. Legislation that would provide for federal chartering of insurance companies has been proposed. In addition, state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation. We cannot predict whether any specific state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect any such measures would have on Lincoln Benefit.

ITEM 2. PROPERTIES

     We occupy office space in Lincoln, Nebraska that is owned by AIC. Expenses associated with this facility are allocated to us on a direct basis. We also lease office space in Lincoln for general operations, file storage and information technology support.

ITEM 3. LEGAL PROCEEDINGS

     Information for Item 3 is incorporated by reference to the discussion under the headings "Regulation" and "Legal proceedings" in Note 8 of our financial statements.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     No established public trading market exists for our common stock. All of our outstanding common stock is owned by our parent, ALIC. All of ALIC's outstanding common stock is owned by AIC. All of the outstanding common stock of AIC is owned by the Corporation. Within the past three years, we have not sold or repurchased any of our equity securities.

     From January 1, 2003 through March 15, 2005, we paid no dividends on our common stock to ALIC.

     For additional information on dividends, including restrictions on the payment of dividends, see the discussion under the heading "Dividends" in Note 10 of our financial statements, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION HIGHLIGHTS SIGNIFICANT FACTORS INFLUENCING THE FINANCIAL POSITION AND RESULTS OF OPERATIONS OF LINCOLN BENEFIT LIFE COMPANY (REFERRED TO IN THIS DOCUMENT AS "WE", "LINCOLN BENEFIT", "OUR", "US" OR THE "COMPANY"). IT SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES FOUND UNDER PART II ITEM 8 HEREIN. WE ARE MANAGED AS A SINGLE SEGMENT ENTITY.

     The most important matters that we monitor to evaluate the financial condition and performance of our company include:

     - For operations: premiums and deposits, ceded to ALIC, and invested assets;
     - For Investments: credit quality/experience, stability of long-term returns, cash flows and asset duration;
     - For financial condition: our financial strength ratings and capital position;
     - For product distribution: profitably growing distribution partner relationships and Allstate agent sales of our products and services, which we cede to ALIC under the terms of the reinsurance agreements.

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

     Periodic changes in fair values of investments classified as available for sale are reported as a component of accumulated other comprehensive income on the Statements of Financial Position and are not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction, or when declines in fair values are deemed other than temporary. The assessment of other than temporary impairment of a security's fair value is performed on a case-by-case basis considering a wide range of factors. There are a number of assumptions and estimates inherent in assessing impairments and determining if they are other than temporary, including 1) our ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the expected recoverability of principal and interest; 3) the duration and extent to which the fair value has been less than amortized cost; 4) the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity. Additionally, once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to later determine that an impairment is other than temporary, including 1) general economic conditions that are worse than previously assumed or that have a greater adverse effect on a particular issuer than originally estimated; 2) changes in the facts and circumstances related to a particular issuer's ability to meet all of its contractual obligations; and 3) changes in facts and circumstances or new information that we obtain which causes a change in our ability or intent to hold a security to maturity or until it recovers in value. Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholder's equity since our portfolio is held at fair value and as a result, the related unrealized loss, net of tax, would already be reflected as accumulated other comprehensive income in shareholder's equity.

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

OPERATIONS

OVERVIEW AND STRATEGY We are a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation" or "Allstate"). ALIC, along with Lincoln Benefit and its other wholly owned subsidiaries provide life insurance, retirement and investment products to individual customers.

     Our mission is to assist financial services professionals in meeting their clients' financial protection, savings and retirement needs by providing top-tier products delivered with reliable and efficient service.

     We will pursue the following to grow our current business profitably: maintain and develop focused, top-tier products; deepen distribution partner relationships; improve our cost structure; and advance our systematic risk management program.

RESULTS OF OPERATIONS

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------
 (IN THOUSANDS)                                       2004              2003            2002
                                                  --------------    ------------    ------------
 Net investment income                            $      11,234     $    11,434     $    11,621
 Realized capital gains and losses                            5              73          (4,084)
 Income tax expense                                       3,925           4,092           2,629
                                                  --------------    ------------    ------------
 Net income                                       $       7,314     $     7,415     $     4,908
                                                  ==============    ============    ============

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

NET INCOME decreased 1.4% in 2004 compared to 2003 and increased 51.1% in 2003 compared to 2002. The decrease in 2004 was due to decreases in net investment income and realized capital gains, partially offset by lower income tax expense. The increase in 2003 was due to realized capital gains in 2003 compared to realized capital losses in 2002 partially offset by increased income tax expense and decreased net investment income.

NET INVESTMENT INCOME decreased 1.7% in 2004 compared to 2003 and decreased 1.6% in 2003 compared to 2002. The decrease in both periods was due to lower portfolio yields, partially offset by higher portfolio balances resulting from capital contributions from ALIC. Investment balances as of December 31, 2004, increased 30.0% from December 31, 2003 and increased 3.8% as of December 31, 2003 compared to 2002. The lower portfolio yields were primarily due to purchases, including reinvestment, of fixed income securities with yields lower than the current portfolio average.

NET REALIZED CAPITAL GAINS decreased $68 thousand in 2004 compared to the same period in 2003 primarily due to dispositions of fixed income securities. Net realized capital gains were $73 thousand in 2003 compared to realized capital losses of $4.1 million in 2002. The increase in 2003 was primarily due to realized gains from dispositions of fixed income securities compared to recorded write-downs in 2002. For further discussion of realized capital gains and losses see Net Realized Capital Gains and Losses section of the MD&A.

FINANCIAL POSITION

     (IN THOUSANDS)

                                                                          2004                      2003
                                                                    -----------------          ----------------
     Fixed income securities (1)                                    $        242,799           $       209,118
     Short-term                                                               30,408                     1,107
                                                                    -----------------          ----------------
          Total investments                                                  273,207                   210,225
                                                                    =================          ================
     Cash                                                                     10,532                    23,456
                                                                    =================          ================
     Reinsurance recoverable from ALIC                                    17,083,056                14,594,260
                                                                    =================          ================
     Reinsurance recoverable from non-affiliates                             839,738                   692,971
                                                                    =================          ================
     Contractholder funds                                                 16,231,489                13,802,815
                                                                    =================          ================
     Reserve for life-contingent contract benefits                         1,671,729                 1,476,314
                                                                    =================          ================
     Separate Accounts assets and liabilities                              2,368,312                 1,911,619
                                                                    =================          ================

     (1) Fixed income securities are carried at fair value. Amortized cost for these securities was $234.4 million and $197.9 million at December 31, 2004 and 2003, respectively.

     Total investments increased to $273.2 million at December 31, 2004 from $210.2 million at December 31, 2003 primarily due to a capital contribution from ALIC. At December 31, 2004, unrealized gains on fixed income securities decreased to $8.4 million from $11.2 million at December 31, 2003.

FIXED INCOME SECURITIES

See Note 4 of the financial statements for a table showing the amortized cost, unrealized gains, unrealized losses and fair value for each type of fixed income security for the years ended December 31, 2004 and 2003.

     Municipal bonds, including tax-exempt and taxable securities, totaled $564 thousand at December 31, 2004, all of which were rated investment grade. The municipal bond portfolio was insured by one bond insurer and accordingly had a Moody's rating of Aaa.

     Corporate bonds totaled $83.9 million and all were rated as investment grade at December 31, 2004.

     Mortgage-backed securities ("MBS") totaled $29.5 million at December 31, 2004, all of which were investment grade. In our MBS portfolio, the credit risk associated with MBS is mitigated due to the fact that the portfolio consists of securities that were issued by, or have underlying collateral that is guaranteed by U.S. government agencies or U.S. government sponsored entities. The MBS portfolio is subject to interest rate risk since price volatility and ultimate realized yield are affected by the rate of prepayment of the underlying mortgages. The current consistently low interest rate environment has resulted in prepayments, which have eroded the prepayment protection in this portfolio over recent years.

     Commercial Mortgage-backed securities ("CMBS") totaled $26.5 million at December 31, 2004. CMBS positions primarily represent pools of commercial mortgages, broadly diversified across property types and geographical area. The CMBS portfolio is subject to credit risk, but unlike other structured assets are generally not subject to prepayment risk. Due to protections within the underlying commercial mortgages, borrowers are restricted from prepaying their mortgages due to changes in interest rates. Credit defaults can result in credit directed prepayments. All securities in the CMBS portfolio had a Moody's rating of Aaa or a Standard & Poor's ("S&P") rating of AAA, the highest rating category, at December 31, 2004.

     Asset-backed securities ("ABS") totaled $16.2 million at December 31, 2004. Our ABS portfolio is subject to credit and interest rate risk. Credit risk is managed by monitoring the performance of the collateral. In addition, many of the securities in the ABS portfolio are credit enhanced with features such as over-collateralization, subordinated debt, reserve funds, guarantees and/or insurance. All securities in the ABS portfolio had a Moody's rating of Aaa or a S&P's rating of AAA. A portion of the ABS portfolio is also subject to interest rate risk since, for example, price volatility and ultimate realized yield are affected by the rate of repayment of the underlying assets. The ABS portfolio includes collateralized debt obligations and other bonds that are secured by a variety of asset types, predominately rail roads.

     At December 31, 2004, all securities in the fixed income portfolio were rated investment grade, which is defined as a security having a rating from The National Association of Insurance Commissioners ("NAIC") of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody's or a rating of AAA, AA, A or BBB from S&P, Fitch or Dominion; or a comparable internal rating if an externally provided rating is not available.

     The following table summarizes the credit quality of the fixed income securities portfolio at December 31, 2004.

(IN THOUSANDS)

NAIC                                                                                          PERCENT OF
RATINGS             MOODY'S, S&P OR EQUIVALENT                          FAIR VALUE               TOTAL
--------------      -------------------------------------------     -------------------      --------------
      1             Aaa/Aa/A                                        $           226,726                93.4%
      2             Baa                                                          16,073                 6.6
                                                                    -------------------      --------------
                                                                    $           242,799               100.0%
                                                                    ===================      ==============

UNREALIZED GAINS AND LOSSES See Note 4 of the financial statements for further disclosures regarding unrealized losses on fixed income securities and factors considered in determining whether they are not other than temporarily impaired. The unrealized net capital gains on fixed income securities at December 31, 2004 totaled $8.4 million, a decrease of $2.8 million or 25.0% since December 31, 2003. Gross unrealized losses on fixed income securities are provided in the table below.

(IN THOUSANDS)
                                                                           GROSS UNREALIZED
                                                   AMORTIZED      --------------------------------        FAIR
                                                     COST             GAINS            LOSSES             VALUE
                                                 -------------    --------------    --------------    --------------
AT DECEMBER 31, 2004

Corporate:
   Banking                                       $     19,214     $         965     $        (70)     $      20,109
   Capital goods                                       16,496               356             (238)            16,614
   Financial services                                  11,459               953             (126)            12,286
   Transportation                                       9,425               205             (157)             9,473
   Consumer noncyclical                                 8,562                80              (25)             8,617
   Communications/media                                 6,462               226                -              6,688
   Basic industry                                       2,990                 5               (4)             2,991
   Consumer cyclical                                    2,960                30               (8)             2,982
   Energy                                               2,136                 -              (97)             2,039
   Utilities                                            2,007                51                -              2,058
                                                 -------------    --------------    --------------    --------------
Total corporate fixed income portfolio                 81,711             2,871             (725)            83,857

U.S. government and agencies                           81,655             4,793             (291)            86,157
Municipal                                                 502                62                -                564
Asset-backed securities                                15,170             1,049             (27)             16,192
Mortgage-backed securities                             28,942               587              (27)            29,502
Commercial mortgage-backed securities                  26,391               398             (262)            26,527
                                                 -------------    --------------    --------------    --------------
   Total fixed income securities                 $    234,371     $       9,760     $     (1,332)     $     242,799
                                                 =============    ==============    ==============    ==============

     The capital goods and transportation sectors had the highest concentration of unrealized losses in our corporate fixed income securities portfolio at December 31, 2004. The gross unrealized losses in these sectors are primarily company specific or interest rate related. While we expect eventual recovery of these securities and the related sectors, we included every security in our portfolio monitoring process at December 31, 2004.

     The following table shows the composition by credit quality of fixed income securities with gross unrealized losses at December 31, 2004.

(IN THOUSANDS)
    NAIC         MOODY'S, S&P OR              UNREALIZED        PERCENT           FAIR          PERCENT
   RATING        EQUIVALENT                      LOSS           OF TOTAL          VALUE         OF TOTAL
                                             -------------    -------------    ------------    -----------
     1           Aaa/Aa/A                    $     (977)          73.3%        $   52,434          88.9%
     2           Baa                               (355)          26.7              6,522          11.1
                                             -------------    -------------    ------------    -----------
                 Total                       $   (1,332)         100.0%        $   58,956         100.0%
                                             =============    =============    ============    ===========

     At December 31, 2004, all of the gross unrealized losses were related to investment grade fixed income securities. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.

     The scheduled maturity dates for fixed income securities in an unrealized loss position at December 31, 2004 is shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

(IN THOUSANDS)
                                                  UNREALIZED           PERCENT            FAIR          PERCENT
                                                     LOSS              OF TOTAL           VALUE         OF TOTAL
                                                ----------------    --------------     ------------   -------------
Due after one year through five years           $       (94)                7.1%       $    8,989         15.2%
Due after five years through ten years                 (663)               49.8            37,242         63.2
Due after ten years                                    (521)               39.1             8,048         13.7
Mortgage- and asset- backed securities(1)               (54)                4.0             4,677          7.9
                                                ----------------    --------------     ------------   -------------
Total                                           $    (1,332)              100.0%       $   58,956        100.0%
                                                ================    ==============     ============   =============

(1)Because of the potential for prepayment, mortgage- and asset-backed securities are not categorized based on their contractual maturities.

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

     We also monitor the quality of our fixed income portfolio by categorizing certain investments as "problem", "restructured" or "potential problem". Problem fixed income securities are securities in default with respect to principal or interest and/or securities issued by companies that have gone into bankruptcy subsequent to our acquisition of the security. Restructured fixed income securities have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have concerns regarding the borrower's ability to pay future principal and interest, which causes us to believe these securities may be classified as problem or restructured in the future.

     As of December 31, 2004, we did not have any fixed income securities categorized as problem, restructured or potential problem.

NET REALIZED CAPITAL GAINS AND LOSSES The following table presents the components of realized capital gains and losses and the related tax effect for the years ended December 31.

(IN THOUSANDS)                                          2004           2003           2002
                                                     -----------    -----------    -----------
Investment write-downs                               $       -      $       -      $  (4,323)
Dispositions                                                 5             73            239
                                                     -----------    -----------    -----------
Realized capital gains and losses, pretax                    5             73         (4,084)
Income tax (expense) benefit                                (2)           (26)         1,429
                                                     -----------    -----------    -----------
Realized capital gains and losses, after-tax         $       3      $      47      $  (2,655)
                                                     ===========    ===========    ===========

     Dispositions in the above table include sales and other transactions such as calls and prepayments. We may sell fixed income securities during the period in which fair value has declined below amortized cost. In certain situations new factors such as negative developments, subsequently change our previous intent to continue holding a security.

SHORT-TERM INVESTMENTS Our short-term investment portfolio was $30.4 million and $1.1 million at December 31, 2004 and 2003, respectively. We invest available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of less than one year.

CASH At December 31, 2004, the cash balance was $10.5 million compared to $23.5 million at December 31, 2003. The decrease is primarily a result of timing differences between when deposits from fixed annuity sales were received and when those deposits were transferred to ALIC under our reinsurance agreements.

REINSURANCE RECOVERABLE, CONTRACTHOLDER FUNDS AND RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS Under accounting principles generally accepted in the United States of America ("GAAP"), when reinsurance contracts do not relieve the ceding company of legal liability to contractholders, the ceding company is required to report reinsurance recoverables arising from these contracts separately as assets. The liabilities for the contracts are reported as contractholder funds, reserve for life-contingent contract benefits, or separate accounts liabilities depending on the characteristics of the contracts. We reinsure all reserve liabilities with ALIC or other non-affiliated reinsurers. Reinsurance recoverable and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the Statements of Financial Position, while the assets which support the separate accounts liabilities are reflected as separate accounts assets.

     At December 31, 2004, contractholder funds increased to $16.23 billion from $13.80 billion at December 31, 2003 as a result of new and additional deposits from fixed annuities and interest credited to contractholder funds partially offset by surrenders, withdrawals and benefit payments. The reserve for life-contingent contract benefits increased $195.4 million to $1.67 billion at December 31, 2004 resulting from sales of immediate annuities and other life-contingent products, partially offset by benefits paid and policy lapses. Reinsurance recoverable from ALIC and reinsurance recoverable from non-affiliates increased correspondingly by $2.49 billion and $146.8 million, respectively.

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

     Developments in the insurance industry have recently led to a decline in the financial strength of some of our reinsurance carriers, causing amounts recoverable from them to be considered a higher risk. There has also been recent consolidation activity between reinsurers in the industry, which causes reinsurance risk across the industry to be concentrated among fewer companies. At December 31, 2004, approximately 99% of non-affiliated ceded premiums were reinsured under uncollateralized reinsurance agreements with companies that had a financial strength rating of A- or above, as measured by S&P. In certain cases, these ratings refer to the financial strength of the affiliated group or parent company of the reinsurer.

     We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis and a provision for uncollectible reinsurance is recorded if needed. No amounts have been deemed unrecoverable in the three-years ended December 31, 2004.

SEPARATE ACCOUNTS Separate accounts assets and liabilities increased 23.9% to $2.37 billion at December 31, 2004 compared to the December 31, 2003 balance. The increase was primarily attributable to increases in the fair value of the separate accounts fund values due to improved equity market conditions compared to 2003, sales of variable annuity contracts and transfers from the general account to the separate accounts funds, partially offset by surrenders and withdrawals and expense charges.

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

     Absent any contract provision wherein we guarantee either a minimum return or account value upon death, a specified contract anniversary date, or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts' funds of the separate accounts may not meet their stated investment objectives. The risk and associated cost of these contract guarantees are ceded to ALIC in accordance with reinsurance agreements.

MARKET RISK

     Market risk is the risk that we will incur losses due to adverse changes in equity prices or interest rates. Our primary market risk exposure is to changes in interest rates. Although we also have certain exposures to changes in equity prices in our equity-indexed annuities and separate accounts liabilities, this risk is transferred to ALIC in accordance with the reinsurance agreements.

OVERVIEW Investment policies define the overall framework for managing market and other investment risks, including accountability and control over these risk management activities. In addition, we follow policies that have been approved by our board of directors and that specify the investment limits and strategies that are appropriate given our liquidity, surplus, product profile, and regulatory requirements. Oversight activities are conducted primarily through our board of directors.

     We manage our exposure to market risk through the use of asset allocation and duration limits and, as appropriate, through the use of stress tests. We have asset allocation limits that place restrictions on the total funds that may be invested within an asset class. We have duration limits on our investment portfolio, and, as appropriate, on individual components of the portfolio. These duration limits place restrictions on the amount of interest rate risk that may be taken. Comprehensive day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by the investment policies.

INTEREST RATE RISK is the risk that we will incur loss due to adverse changes in interest rates. This risk arises as we invest funds in interest-sensitive assets.

     One of the measures used to quantify exposure is duration. Duration measures the price sensitivity of assets to changes in interest rates. For example, if interest rates increase by 100 basis points the fair value of an asset exhibiting a duration of 5 is expected to decrease in value by approximately 5%. Our asset duration was approximately 5.0 at both December 31, 2004 and December 31, 2003.

     To calculate duration, we project asset cash flows and calculate their net present value using a risk-free market interest rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at alternative interest rates and determining the percentage change in aggregate fair value. The projections include assumptions (based upon historical market experience and our experience) that reflect the effect of changing interest rates on the prepayment, lapse, leverage and/or option features of instruments, where applicable. Such assumptions relate primarily to mortgage-backed securities, collateralized mortgage obligations, and municipal and corporate obligations.

     Based upon the information and assumptions we use in our duration calculation and interest rates in effect at December 31, 2004, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of the assets by approximately $11.8 million compared to $10.5 million at December 31, 2003. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential impact of such an event.

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

EQUITY PRICE RISK is the risk that we will incur economic losses due to adverse changes in the general levels of the equity markets.

     At December 31, 2004 and 2003, we had separate account assets related to variable annuities and variable life contracts with account values totaling $2.37 billion and $1.91 billion, respectively. We earn contract charges as a percentage of these account values. In the event of an immediate decline of 10% in the account values due to equity market declines, we would have earned approximately $3.2 million and $2.4 million less in fee revenue at December 31, 2004 and 2003, respectively, which would be ceded to ALIC.

     Variable annuity contracts we sell have a guaranteed minimum death benefit ("GMDB") and customers may choose to purchase an enhanced GMDB, guaranteed minimum income benefits ("GMIB") prior to 2004, a

TrueReturn(SM) guaranteed minimum accumulation benefit ("GMAB") beginning in 2004, and beginning in 2005, a SureIncome(SM) guaranteed minimum withdrawal benefit ("GMWB"). These guarantees subject us to additional equity market risk because the beneficiary or contractholder may receive a benefit that is greater than their corresponding account value, which would be ceded to ALIC. GMDBs are payable upon death. GMIBs may be exercised on or after the ten-year anniversary (not prior to 2008) of the contract if the contractholder elects to receive a defined stream of payments ("annuitize"). GMABs are credited to the contractholder account on a contract anniversary date that is pre-determined by the contractholder, between the eighth and twentieth year contract issue (not prior to 2012). GMABs guarantee a return of up to 2.5 times (or 250%) of the amount deposited in the contract, depending on the amount of time the contract is in force and adherence to certain fund allocation requirements. GMWB's will be payable if the contractholder elects to take partial withdrawals. GMWB's guarantee that the contractholder can take annual partial withdrawals up to 8% of the amount deposited in the contract until their withdrawals total the initial deposit. All variable annuity contract charges and fees, liabilities and benefits, including the GMDBs, GMIBs, GMABs and GMWBs are ceded to ALIC in accordance with the reinsurance agreements, thereby limiting our equity risk exposure.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES consist of shareholder's equity. The following table summarizes our capital resources at December 31:

(IN THOUSANDS)                                                  2004                 2003                2002
                                                           ----------------     ----------------    ---------------
Common stock, additional capital paid-in and
   retained income                                         $       259,757      $       202,748     $      191,778
Accumulated other comprehensive income                               5,479                7,265             10,822
                                                           ----------------     ----------------    ---------------
Total shareholder's equity                                 $       265,236      $       210,013     $      202,600
                                                           ================     ================    ===============

SHAREHOLDER'S EQUITY increased $55.2 million during the year ended December 31, 2004 when compared to December 31, 2003, due to net income of $7.3 million and a cash capital contribution of $49.7 million partially offset by a decrease in unrealized net capital gains of $1.8 million. Shareholder's equity increased during 2003 due to net income of $7.4 million and non-cash capital contribution of $3.6 million partially offset by a decrease in unrealized net capital gains of $3.6 million.

FINANCIAL RATINGS AND STRENGTH We share the insurance financial strength ratings of our parent, ALIC, because business is reinsured to ALIC. Our insurance financial strength was rated Aa2, AA, and A+g by Moody's, Standard & Poor's and A.M. Best, respectively, at December 31, 2004.

     Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, the amount of financial leverage (i.e., debt), exposure to risks, as well as the current level of operating leverage. In 2004, A.M. Best revised the outlook to stable from positive for the insurance financial strength ratings of the Company, ALIC and certain rated ALIC subsidiaries and affiliates.

     State laws specify regulatory actions if an insurer's risk-based capital ("RBC"), a measure of an insurer's solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC. The formula for calculating RBC takes into account factors relating to insurance, business, asset and interest rate risks. At December 31, 2004, our RBC was above levels that would require regulatory actions.

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

LIQUIDITY SOURCES AND USES Our potential sources of funds principally include the following activities:

       Receipt of insurance premiums
       Contractholder fund deposits
       Reinsurance recoveries
       Receipts of principal and interest on investments
       Sales of investments
       Inter-company loans
       Capital contributions from parent

Our potential uses of funds principally include the following activities:

       Payment of contract benefits, maturities, surrenders and withdrawals Reinsurance cessions and payments
       Operating costs and expenses
       Purchase of investments
       Repayment of inter-company loans
       Tax payments/settlements
       Dividends to shareholder

     Under the terms of reinsurance agreements, all premiums and deposits, excluding those relating to variable contracts and those reinsured to non-affiliated reinsurers, are transferred to ALIC, which maintains the investment portfolios supporting our products. Payments of contractholder claims, benefits (including GMDBs, GMIBs, and GMABs), contract maturities, contract surrenders and withdrawals and certain operating costs (excluding investment-related expenses), are also or will be reimbursed by ALIC, under the terms of the reinsurance agreements. We continue to have primary liability as a direct insurer for risks reinsured. Our ability to meet liquidity demands is dependent on ALIC's ability to meet those obligations under the reinsurance programs.

     Our ability to pay dividends is dependent on business conditions, income, cash requirements and other relevant factors. The payment of shareholder dividends without the prior approval of the state insurance regulator is limited by Nebraska law to formula amounts based on statutory surplus and statutory net gain from operations, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that we can distribute during 2005 without prior approval of the Nebraska Department of Insurance is $25.3 million.

     We have entered into an intercompany loan agreement with the Corporation. The amount of funds available to us is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. No amounts were outstanding for the Company under the intercompany loan agreement at December 31, 2004 or 2003, respectively. The Corporation uses commercial paper borrowings and bank lines of credit to fund intercompany borrowings.

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

CONTRACTUAL OBLIGATIONS

     Due to the reinsurance agreements that we have in place, our contractual obligations are ceded to ALIC and other non-affiliated reinsurers.

REGULATION AND LEGAL PROCEEDINGS

     We are subject to extensive regulation and we are involved in various legal and regulatory actions, all of which have an effect on specific aspects of our business. For a detailed discussion of the legal and regulatory actions in which we are involved, see Note 8 of the financial statements.

PENDING ACCOUNTING STANDARDS

     As of December 31, 2004, there are pending accounting standards that we have not implemented either because the standard has not been finalized or the implementation date has not yet occurred. For a discussion of these pending standards, see Note 2 of the financial statements.

     The effect of implementing certain accounting standards on our financial results and financial condition is often based in part on market conditions at the time of implementation of the standard and other factors we are unable to determine prior to implementation. For this reason, we are sometimes unable to estimate the effect of certain pending accounting standards until the relevant authoritative body finalizes these standards or until we implement them.

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

     These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "seeks," "expects," "will," "should," "anticipates," "estimates," "intends," "believes," "likely," "targets" and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. Factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document (including the risks described below) and in our public filings with the Securities and Exchange Commission ("SEC").

     In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below, which apply to us as an insurer and a provider of other financial services.

CHANGES IN UNDERWRITING AND ACTUAL EXPERIENCE COULD MATERIALLY AFFECT PROFITABILITY OF BUSINESS CEDED TO ALIC.

     Our product pricing includes long-term assumptions regarding investment returns, mortality, morbidity, persistency and operating costs and expenses of the Company which are ceded to ALIC. Management establishes target returns for each product based upon these factors and the average amount of regulatory and rating agency capital that the Company must hold to support in-force contracts. We monitor and manage our pricing and overall sales mix to achieve target returns on a portfolio basis. Profitability from new business emerges over a period of years depending on the nature and life of the product and is subject to variability as actual results may differ from pricing assumptions.

     ALIC's profitability depends on the adequacy of investment margins, the management of market and credit risks associated with investments, our ability to maintain premiums and contract charges at a level adequate to cover mortality and morbidity benefits, the adequacy of contract charges on variable contracts to cover the costs of various product features, the persistency of policies to ensure recovery of acquisition expenses, and the management of operating costs and expenses within anticipated pricing allowances. Legislation and regulation of the insurance marketplace and products could also affect ALIC's profitability.

CHANGES IN RESERVE ESTIMATES MAY REDUCE PROFITABILITY OF BUSINESS CEDED TO ALIC

     Reserve for life-contingent contract benefits is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses. We periodically review the adequacy of these reserves on an aggregate basis and if future experience differs significantly from assumptions, adjustments to reserves may be required which could have a material adverse effect on our financial condition and operating results ceded to ALIC.

CHANGES IN MARKET INTEREST RATES MAY LEAD TO A SIGNIFICANT DECREASE IN THE SALES AND PROFITABILITY OF SPREAD-BASED PRODUCTS CEDED TO ALIC

     ALIC's ability to manage the investment margin for spread-based products is dependent upon maintaining profitable spreads between investment yields and interest crediting rates on business ceded to ALIC. As interest rates decrease or remain at low levels, proceeds from investments that have matured, prepaid or been sold may be reinvested at lower yields, reducing investment margin. Lowering interest crediting rates can offset decreases in investment margin on some products. However, these changes could be limited by market conditions, regulatory or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in asset yields. Decreases in the rates offered on products could make those products less attractive, leading to lower sales and/or changes in the level of surrenders and withdrawals for these products. Increases in market interest rates can also have negative effects on the business ceded to ALIC, for example by increasing the attractiveness of other investments, which can lead to higher surrenders at a time when investment asset values are lower as a result of the increase in interest rates. For certain products, principally fixed annuity and interest-sensitive life products, the earned rate on assets could lag behind market yields. ALIC may react to market conditions by increasing crediting rates, which could narrow spreads. Unanticipated surrenders could result in deferred policy acquisition costs ("DAC") unlocking or affect the recoverability of DAC and thereby increase expenses ceded to ALIC and reduce the profitability of ALIC.

DECLINING EQUITY MARKETS MAY REDUCE BOTH SALES OF PRODUCTS AND INCOME FROM CONTRACT CHARGES AND MAY ADVERSELY AFFECT OPERATING RESULTS AND FINANCIAL CONDITION OF ALIC

     Conditions in the United States and international stock markets affect the sale and profitability of variable annuities. In general, sales of variable annuities decrease when stock markets are declining over an extended period of time. The effect of decreasing separate accounts balances resulting from volatile equity markets, lower underlying fund performance or declining consumer confidence could cause contract charges earned and ceded to ALIC to decrease. In addition, it is possible that the assumptions and projections we use to establish prices for GMDB, GMIB, GMAB and GMWB products, particularly assumptions and projections about investment performance, do not accurately reflect the level of costs that we will ultimately incur and cede to ALIC in providing those benefits, resulting in adverse margin trends. These factors may result in accelerated DAC amortization at ALIC and require increases in reserves, which would reduce ALIC's statutory capital and surplus and/or net income. Poor fund performance could also result in higher partial withdrawals of account value which, for some contracts, do not reduce the GMDB by a proportional amount.

CHANGES IN ESTIMATES OF PROFITABILITY ON INTEREST-SENSITIVE, VARIABLE PRODUCTS AND INVESTMENT CONTRACTS MAY HAVE AN ADVERSE EFFECT ON RESULTS THROUGH INCREASED AMORTIZATION OF DAC FOR ALIC

     DAC related to interest-sensitive life, variable annuity and investment contracts is amortized in proportion to estimated gross profits over the estimated lives of the contracts. Assumptions underlying estimated gross profits, including those relating to margins from mortality, investment margin, contract administration, surrender and other contract charges, are updated from time to time in order to reflect actual and expected experience and its potential effect on the valuation of DAC. Updates to these assumptions could result in DAC unlocking, which in turn could adversely affect our operating results ceded to ALIC and the financial condition of ALIC.

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

CHANGES IN TAX LAWS MAY DECREASE SALES AND PROFITABILITY OF PRODUCTS

     Under current federal and state income tax law, certain products (primarily life insurance and annuities) we offer receive favorable tax treatment. This favorable treatment may give certain of our products a competitive advantage over noninsurance products. Congress from time to time considers legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance and annuities. Congress also considers proposals to reduce the taxation of certain products or investments that may compete with life insurance and annuities. Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage of certain of our products as compared to competing products. Such proposals, if adopted, could have a material adverse effect on ALIC's financial position or our ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws have negatively affected the demand for the types of life insurance used in estate planning.

RISKS RELATING TO THE INSURANCE INDUSTRY

OUR FUTURE RESULTS ARE DEPENDENT IN PART ON OUR ABILITY TO SUCCESSFULLY OPERATE IN AN INSURANCE INDUSTRY THAT IS HIGHLY COMPETITIVE

     The insurance industry is highly competitive. Our competitors include other insurers and, because many of our products include a savings or investment component, securities firms, investment advisers, mutual funds, banks and other financial institutions. Many of our competitors have well-established national reputations and market similar insurance products. Because of the competitive nature of the insurance industry, including competition for producers such as exclusive and independent agents, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressure will not have a material adverse effect on our business, operating results or financial condition. The ability of banks to affiliate with insurers may have a material adverse effect on all of our product lines by substantially increasing the number, size and financial strength of potential competitors. Furthermore, certain competitors operate using a mutual insurance company structure and therefore, may have dissimilar profitability and return targets.

WE ARE SUBJECT TO MARKET RISK AND SO CHANGING INTEREST RATES AND DECLINES IN CREDIT QUALITY MAY HAVE ADVERSE EFFECTS

     Our investment portfolios are subject to market risk, the risk that we will incur losses, due to adverse changes in interest rates. For additional information on market risk, see the "Market Risk" section of MD&A.

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

CONCENTRATION OF OUR INVESTMENT PORTFOLIOS IN ANY PARTICULAR SEGMENT OF THE ECONOMY MAY HAVE ADVERSE EFFECTS

     The concentration of our investment portfolios in any particular industry, group of related industries or geographic sector could have an adverse effect on our investment portfolios and consequently on our results of operations and financial position. Events or developments that have a negative impact on any particular industry, group of related industries or geographic sector may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated rather than diversified.

WE MAY SUFFER LOSSES FROM LITIGATION

     As is typical for a large insurance group, the Allstate group, is involved in a substantial amount of litigation, including class action litigation challenging a range of company practices. Our litigation exposure could result in a material adverse effect on operating results, ceded to ALIC, in a future period in the event of an unexpected adverse outcome or if additional reserves are required to be established for such litigation. For a description of our current legal proceedings, see Note 8 of the financial statements.

WE ARE SUBJECT TO EXTENSIVE REGULATION AND POTENTIAL FURTHER RESTRICTIVE REGULATION MAY INCREASE OUR OPERATING COSTS AND LIMIT OUR GROWTH

     As an insurance company, we are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. Moreover, they are administered and enforced by a number of different governmental authorities, including state insurance regulators, state securities administrators, the SEC, the National Association of Securities Dealers, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator's or enforcement authority's interpretation of a legal issue may not result in compliance with another regulator's or enforcement authority's interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator's or enforcement authority's interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator's or enforcement authority's interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business ceded to ALIC. Furthermore, in some cases, these laws and regulations are designed to protect the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect purchasers or users of insurance products, not holders of securities. In many respects, these laws and regulations limit our ability to grow and improve the profitability of business ceded to ALIC.

     In recent years, the state insurance regulatory framework has come under public scrutiny and members of Congress have discussed proposals to provide for optional federal chartering of insurance companies. We can make no assurances regarding the potential impact of state or federal measures that may change the nature or scope of insurance regulation.

REINSURANCE MAY BE UNAVAILABLE AT HISTORICAL LEVELS AND PRICES WHICH MAY LIMIT OUR ABILITY TO WRITE NEW BUSINESS

     Market conditions beyond our control determine the availability and cost of the reinsurance we purchase. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as are currently available. If we were unable to maintain our current level of external reinsurance at prices that we consider acceptable, either ALIC would have to accept an increase in net liability exposure or we would have to reduce our insurance writings.

REINSURANCE SUBJECTS US TO THE CREDIT RISK OF OUR REINSURERS AND MAY NOT BE ADEQUATE TO PROTECT US AGAINST LOSSES ARISING FROM CEDED INSURANCE

     The collectibility of reinsurance recoverables is subject to uncertainty arising from a number of factors, including whether insured losses meet the qualifying conditions of the reinsurance contract and whether reinsurers, or their affiliates, have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract. Our inability to collect a material recovery from a reinsurer could have a material adverse effect on operating results ceded to ALIC.

THE CONTINUED THREAT OF TERRORISM AND ONGOING MILITARY ACTIONS MAY ADVERSELY AFFECT THE LEVEL OF CLAIM EXPENSE WE INCUR AND THE VALUE OF OUR INVESTMENT PORTFOLIO

     The continued threat of terrorism, both within the United States and abroad, and ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and declines in the equity markets in the United States, Europe and elsewhere, and result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by the continued threat of terrorism. Additionally, in the event that a terrorist act occurs, we may be adversely affected, depending on the nature of the event.

ANY DECREASE IN OUR FINANCIAL STRENGTH RATINGS MAY HAVE AN ADVERSE EFFECT ON OUR COMPETITIVE POSITION

     Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer's ratings due to, for example, a change in an insurer's statutory capital; a change in a rating agency's determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer's investment portfolio; a reduced confidence in management or a host of other considerations that may or may not be under the insurer's control. The insurance financial strength ratings of AIC, ALIC and the Company are A+, AA and Aa2 (from A.M. Best, Standard & Poor's and
Moody's, respectively). Several other affiliates of the Corporation have been assigned their own financial strength ratings by one or more rating agencies. Because all of these ratings are subject to continuous review, the retention of these ratings cannot be assured. A multiple level downgrade in any of these ratings could have a material adverse effect on our sales, our competitiveness and marketability of our product offerings impacting our liquidity, and operating results ceded to ALIC.

CHANGES IN ACCOUNTING STANDARDS ISSUED BY THE FASB OR OTHER STANDARD-SETTING BODIES MAY ADVERSELY AFFECT OUR FINANCIAL STATEMENTS

     Our financial statements are subject to the application of GAAP, which is periodically revised and/or expanded. Accordingly, we are required to adopt new or revised accounting standards issued from time to time by recognized authoritative bodies, including the Financial Accounting Standards Board (the "FASB"). It is possible that future changes we are required to adopt could change the current accounting treatment that we apply to our financial statements and that such changes could have a material adverse effect on our financial condition and operating results and that which are ceded to ALIC. For a description of potential changes in accounting standards that could affect us currently, see Note 2 of the financial statements.

THE OCCURRENCE OF EVENTS UNANTICIPATED IN OUR DISASTER RECOVERY SYSTEMS AND MANAGEMENT CONTINUITY PLANNING COULD IMPAIR OUR ABILITY TO CONDUCT BUSINESS EFFECTIVELY

     In the event of a disaster such as a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems could have an adverse impact on our ability to conduct business and on our results of operations ceded to ALIC and financial condition, particularly if those events affect our computer-based data processing, transmission, storage and retrieval systems. In the event that a significant number of our managers could be unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required for Item 7A is incorporated by reference to the material under the caption "Market Risk" in Part II, Item 7 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          LINCOLN BENEFIT LIFE COMPANY
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                    YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------
(IN THOUSANDS)                                                2004            2003            2002
                                                          ------------    ------------    ------------
REVENUES
Net investment income                                     $     11,234    $     11,434    $     11,621
Realized capital gains and losses                                    5              73          (4,084)
                                                          ------------    ------------    ------------

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE                11,239          11,507           7,537
Income tax expense                                               3,925           4,092           2,629
                                                          ------------    ------------    ------------

NET INCOME                                                $      7,314    $      7,415    $      4,908
                                                          ============    ============    ============

OTHER COMPREHENSIVE (LOSS) INCOME, AFTER-TAX
Change in unrealized net capital gains and losses               (1,786)         (3,557)          5,892
                                                          ------------    ------------    ------------

COMPREHENSIVE INCOME                                      $      5,528    $      3,858    $     10,800
                                                          ============    ============    ============

                       See notes to financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                        STATEMENTS OF FINANCIAL POSITION

                                                                                          DECEMBER 31,
                                                                                   ---------------------------
(IN THOUSANDS, EXCEPT PAR VALUE DATA)                                                  2004           2003
                                                                                   ------------   ------------
ASSETS
Investments
   Fixed income securities, at fair value (amortized cost $234,371 and $197,942)   $    242,799   $    209,118
   Short-term                                                                            30,408          1,107
                                                                                   ------------   ------------
      Total investments                                                                 273,207        210,225

Cash                                                                                     10,532         23,456
Reinsurance recoverable from Allstate Life Insurance Company                         17,083,056     14,594,260
Reinsurance recoverable from non-affiliates                                             839,738        692,971
Receivable from affiliates, net                                                          27,449              -
Current income taxes receivable                                                              38          1,428
Other assets                                                                             83,853         69,968
Separate accounts                                                                     2,368,312      1,911,619
                                                                                   ------------   ------------
        TOTAL ASSETS                                                               $ 20,686,185   $ 17,503,927
                                                                                   ============   ============

LIABILITIES
Contractholder funds                                                               $ 16,231,489   $ 13,802,815
Reserve for life-contingent contract benefits                                         1,671,729      1,476,314
Unearned premiums                                                                        23,362         19,974
Deferred income taxes                                                                     3,257          4,172
Payable to affiliates, net                                                                    -         23,332
Other liabilities and accrued expenses                                                  122,800         55,688
Separate accounts                                                                     2,368,312      1,911,619
                                                                                   ------------   ------------
        TOTAL LIABILITIES                                                            20,420,949     17,293,914
                                                                                   ------------   ------------
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 8)

SHAREHOLDER'S EQUITY
Common stock, $100 par value, 30 thousand shares authorized, 25 thousand shares
   issued and outstanding                                                                 2,500          2,500
Additional capital paid-in                                                              180,000        130,305
Retained income                                                                          77,257         69,943
Accumulated other comprehensive income:
   Unrealized net capital gains and losses                                                5,479          7,265
                                                                                   ------------   ------------
        Total accumulated other comprehensive income                                      5,479          7,265
                                                                                   ------------   ------------
        TOTAL SHAREHOLDER'S EQUITY                                                      265,236        210,013
                                                                                   ------------   ------------
        TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                 $ 20,686,185   $ 17,503,927
                                                                                   ============   ============

                       See notes to financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                       STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                    YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------
(IN THOUSANDS)                                                2004            2003            2002
                                                          ------------    ------------    ------------
COMMON STOCK                                              $      2,500    $      2,500    $      2,500
                                                          ------------    ------------    ------------

ADDITIONAL CAPITAL PAID-IN
Balance, beginning of year                                     130,305         126,750         126,750
Capital contribution                                            49,695           3,555               -
                                                          ------------    ------------    ------------
Balance, end of year                                           180,000         130,305         126,750
                                                          ------------    ------------    ------------

RETAINED INCOME
Balance, beginning of year                                      69,943          62,528          57,620
Net income                                                       7,314           7,415           4,908
                                                          ------------    ------------    ------------
Balance, end of year                                            77,257          69,943          62,528
                                                          ------------    ------------    ------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of year                                       7,265          10,822           4,930
Change in unrealized net capital gains and losses               (1,786)         (3,557)          5,892
                                                          ------------    ------------    ------------
Balance, end of year                                             5,479           7,265          10,822
                                                          ------------    ------------    ------------

TOTAL SHAREHOLDER'S EQUITY                                $    265,236    $    210,013    $    202,600
                                                          ============    ============    ============

                       See notes to financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                                                      YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------------
(IN THOUSANDS)                                                                 2004            2003            2002
                                                                           ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                 $      7,314    $      7,415    $      4,908
Adjustments to reconcile net income to net cash provided by operating activities:
          Amortization and other non-cash items                                     293               2            (204)
          Realized capital gains and losses                                          (5)            (73)          4,084
          Changes in:
             Life-contingent contract benefits and contractholder funds,
              net of reinsurance recoverables                                   (11,474)         (1,358)          4,255
             Income taxes                                                         1,438             184          (5,332)
             Receivable/payable to affiliates, net                              (50,781)        (89,833)         97,527
             Other operating assets and liabilities                              49,016         (10,111)        (15,031)
                                                                           ------------    ------------    ------------
                Net cash (used in) provided by operating activities              (4,199)        (93,774)         90,207
                                                                           ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
          Proceeds from sales                                                     1,007          19,930          16,847
          Investment collections                                                 15,667          32,686          22,010
          Investments purchases                                                 (45,793)        (67,729)        (46,266)
Change in short-term investments                                                (29,301)          2,094           3,655
                                                                           ------------    ------------    ------------
                Net cash used in investing activities                           (58,420)        (13,019)         (3,754)
                                                                           ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution                                                             49,695               -               -
                                                                           ------------    ------------    ------------
               Net cash provided by financing activities                         49,695               -               -

NET (DECREASE) INCREASE IN CASH                                                 (12,924)       (106,793)         86,453
CASH AT BEGINNING OF YEAR                                                        23,456         130,249          43,796
                                                                           ------------    ------------    ------------
CASH AT END OF YEAR                                                        $     10,532    $     23,456    $    130,249
                                                                           ============    ============    ============

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

     To conform to the 2004 presentation, certain amounts in the prior years' financial statements and notes have been reclassified.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NATURE OF OPERATIONS

     The Company sells life insurance, retirement and investment products to individual customers through several distribution channels. The principal products are deferred and immediate fixed annuities, variable annuities, interest sensitive-life and traditional life insurance, variable life insurance and accident and health insurance.

     The Company is authorized to sell life insurance, retirement and investment products in all states except New York, as well as in the District of Columbia, Guam and the U.S. Virgin Islands. For 2004, the top geographic locations for statutory premiums and annuity considerations for the Company were California, Florida, Texas and Pennsylvania. No other jurisdiction accounted for more than 5% of statutory premiums and annuity considerations. All statutory premiums and annuity considerations are ceded under the reinsurance agreements.

     The Company distributes its products through multiple intermediary distribution channels, including Allstate Exclusive Agencies, independent agents, banks and broker-dealers. The Company sells products through independent agents affiliated with master brokerage agencies. Although the Company currently benefits from agreements with financial services entities that market and distribute its products, change in control of these non-affiliated entities could negatively impact the Company's sales.

     The Company monitors economic and regulatory developments that have the potential to impact its business. The ability of banks to affiliate with insurers may have a material adverse effect on all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors. Furthermore, state and federal laws and regulations affect the taxation of insurance companies and life insurance and annuity products. Congress and various state legislatures have considered proposals that, if enacted, could impose a greater tax burden on the Company or could have an adverse impact on the tax treatment of some insurance products offered by the Company, including favorable policyholder tax treatment currently applicable to life insurance and annuities. Legislation that reduced the federal income tax rates applicable to certain dividends and capital gains realized by individuals, or other proposals, if adopted, that reduce the taxation, or permit the establishment, of certain products or investments that may compete with life insurance or annuities could have an adverse effect on the Company's and ALIC's financial position or ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, recent changes in the federal estate tax laws have negatively affected the demand for the types of life insurance used in estate planning.

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

     Fixed income securities include bonds, mortgage-backed, commercial mortgage-backed and asset-backed securities. Fixed income securities are carried at fair value and may be sold prior to their contractual maturity ("available for sale"). The fair value of publicly traded fixed income securities is based upon independent market quotations. Periodic changes in fair values, net of deferred income taxes, are reflected as a component of other comprehensive income. Cash received from calls, principal payments and make-whole payments is reflected as a component of proceeds from sales. Cash received from maturities and pay-downs is reflected as a component of investment collections. Short-term investments are carried at cost or amortized cost, which approximates fair value.

     Investment income consists of interest and is recognized on an accrual basis. Interest income on mortgage-backed, commercial mortgage-backed and asset-backed securities is determined using the effective yield method, based on estimated principal repayments. Accrual of income is suspended for fixed income securities that are in default or when the receipt of interest payments is in doubt.

     Realized capital gains and losses include gains and losses on investment dispositions, and write-downs in value due to other than temporary declines in fair value. Realized capital gains and losses on investment dispositions are determined on a specific identification basis.

     The Company writes down, to fair value, fixed income securities that are classified as other than temporarily impaired in the period the security is deemed to be other than temporarily impaired (see Note 4).

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

     Immediate annuities with life contingencies provide insurance protection over a period that extends beyond the period during which premiums are collected. Premiums from these products are recognized as revenue when due, at the inception of the contract. Benefits and expenses are recognized in relation to such revenue such that profits are recognized over the lives of the contracts.

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

     Contracts that do not subject the Company to significant risk arising from mortality or morbidity are referred to as investment contracts. Fixed annuities, including market value adjusted annuities, equity-indexed annuities and immediate annuities without life contingencies are considered investment contracts. Deposits received for such contracts are reported as contractholder funds deposits. Contract charges for investment contracts consist of fees assessed against the contractholder account balance for maintenance, administration and surrender of the contract prior to contractually specified dates, and are recognized when assessed against contractholder account balance. Certain variable annuity contracts include embedded derivatives that are separated from the host instrument and accounted for as derivative financial instruments

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

("subject to bifurcation"). The change in the fair value of derivatives embedded in liabilities and subject to bifurcation is reported in contract benefits and is ceded to ALIC under the reinsurance agreements.

     Interest credited to contractholder funds represents interest accrued or paid for interest-sensitive life contracts and investment contracts. Crediting rates for certain fixed annuities and interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions subject to contractually guaranteed minimum rates.

     Separate account products include variable annuities and variable life insurance contracts. The assets supporting these products are legally segregated and available only to settle separate account contract obligations. Deposits received are reported as separate accounts liabilities. Contract charges for these products consist of fees assessed against the contractholder account values for contract maintenance, administration, mortality, expense and early surrender. Contract benefits incurred include guaranteed minimum death, income and accumulation benefits included on variable annuity and life insurance contracts.

REINSURANCE RECOVERABLES

     The Company has reinsurance agreements whereby the Company cedes the mortality risk on certain life policies, depending upon the issue year and product, to a pool of thirteen non-affiliated reinsurers. Beginning in 1998, the Company cedes mortality risk on new business in excess of $2 million per life for individual coverage. For business sold prior to 1998, the Company ceded mortality risk in excess of $350 thousand per life for individual coverage. The remaining amounts are ceded to ALIC.

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

     The Company has a reinsurance treaty through which it cedes guaranteed minimum accumulation benefits ("GMAB's") to ALIC. The terms of this reinsurance treaty meet the definition of a derivative under Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". Accordingly, the treaty is recorded in the Statement of Financial Position at fair value.

INCOME TAXES

     The income tax provision is calculated under the liability method. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are unrealized capital gains and losses on fixed income securities. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized.

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS

     The reserve for life-contingent contract benefits, which relates to traditional life, immediate annuities with life contingencies and accident and health insurance, is computed on the basis of long-term actuarial assumptions as to future investment yields, mortality, morbidity, terminations and expenses. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. Detailed reserve assumptions and reserve interest rates are outlined in Note 6.

CONTRACTHOLDER FUNDS

     Contractholder funds represent interest-bearing liabilities arising from the sale of products, such as interest-sensitive life, fixed annuities and variable annuity and life deposits allocated to fixed accounts. Contractholder funds are comprised primarily of deposits received and interest credited to the benefit of the contractholder less surrenders and withdrawals, mortality charges and administrative expenses. Contractholder funds also include reserves for secondary guarantees on interest-sensitive life and certain

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

fixed annuity contracts. Detailed information on crediting rates and surrender and withdrawal provisions on contractholder funds is outlined in Note 6.

SEPARATE ACCOUNTS

     The Company issues variable annuities and variable life insurance contracts, the assets and liabilities of which are legally segregated and recorded as assets and liabilities of the separate accounts. The assets of the separate accounts are carried at fair value. Separate accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and therefore, are not included in the Company's Statements of Operations and Comprehensive Income. Revenues to the Company from the separate accounts consist of contract charges for maintenance, administration, cost of insurance and surrender of the contract prior to the contractually specified dates and are ceded to ALIC. Deposits to the separate accounts are not included in cash flows.

     Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death, a specified contract anniversary date or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts' funds may not meet their stated investment objectives. The risk and associated cost of these contract guarantees are ceded to ALIC in accordance with the reinsurance agreements.

LIABILITIES FOR VARIABLE CONTRACT GUARANTEES

     The Company offers various guarantees to variable annuity contractholders including a return of no less than (a) total deposits made on the contract less any customer withdrawals, (b) total deposits made on the contract less any customer withdrawals plus a minimum return or (c) the highest contract value on a specified anniversary date minus any customer withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death (death benefits), upon annuitization (income benefits), or at specified dates during the accumulation period (accumulation benefits). Liabilities for variable contract guarantees related to death benefits are included in the reserve for life-contingent contract benefits and the liabilities related to the income and accumulation benefits are included in contractholder funds in the Statements of Financial Position. Detailed information regarding the Company's variable contracts with guarantees is outlined in Note 6.

     Pursuant to the adoption of SOP 03-1 in 2004, the liability for death and income benefit guarantees is established equal to a benefit ratio multiplied by the cumulative contract charges earned, plus accrued interest less contract benefit payments. The benefit ratio is calculated as the estimated present value of all expected contract benefits divided by the present value of all expected contract charges. The establishment of reserves for these guarantees requires the projection of future separate account fund performance, mortality, persistency and customer benefit utilization rates. These assumptions are periodically reviewed and updated. For guarantees related to death benefits, benefits represent the current guaranteed minimum death benefit payments in excess of the current account balance. For guarantees related to income benefits, benefits represent the present value of the minimum guaranteed annuitization benefits in excess of the current account balance.

     Projected benefits and contract charges used in determining the liability for certain guarantees are developed using models and stochastic scenarios that are also used in the development of estimated expected gross profits. Underlying assumptions for the liability related to income benefits include assumed future annuitization elections based on factors such as the extent of benefit to the potential annuitant, eligibility conditions and the annuitant's attained age. The liability for guarantees is re-evaluated periodically, and adjustments are made to the liability balance through a charge or credit to contract benefits.

     Guarantees related to accumulation benefits are considered to be derivative financial instruments; therefore, the liability for accumulation benefits is established based on its fair value.

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

ADOPTED ACCOUNTING STANDARDS

EMERGING ISSUES TASK FORCE ISSUE NO. 03-1, "THE MEANING OF OTHER-THAN-TEMPORARY
   IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS" ("EITF 03-1") AND FSP EITF 03-1-1, "EFFECTIVE DATE OF PARAGRAPHS 10-20 OF EITF ISSUE NO. 03-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS" ("FSP EITF 03-1-1")

     In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF 03-1, which was to be effective for fiscal periods beginning after June 15, 2004. EITF 03-1 requires that when the fair value of an investment security is less than its carrying value an impairment exists for which a determination must be made as to whether the impairment is temporary or other-than-temporary. In September 2004, the Financial Accounting Standards Board ("FASB") issued, and the Company adopted, FSP EITF Issue 03-1-1, which deferred the effective date of the impairment measurement and recognition provisions contained in paragraphs 10-20 of EITF 03-1 until proposed FSP EITF 03-1-a is issued as final guidance (See Pending Accounting Standard). The disclosure requirements of EITF 03-1 were previously adopted by the Company as of December 31, 2003 for investments accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". For all other investments within the scope of EITF 03-1, the disclosures are effective and have been adopted by the Company as of December 31, 2004.

SOP 03-1, "ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN
   NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS" ("SOP
   03-1")

     On January 1, 2004, the Company adopted SOP 03-1. The major provisions of the SOP affecting the Company require:
     - Establishment of reserves primarily related to death benefit and income benefit guarantees provided under variable annuity contracts, all of which are ceded to ALIC;
     - Deferral of sales inducements that meet certain criteria, and amortization using the same method used for deferred policy acquisition costs ("DAC"), all of which are ceded to ALIC.
     The cumulative effect of the change in accounting principle from implementing SOP 03-1 was a loss of $26.9 million, after-tax ($41.4 million, pre-tax) that was ceded to ALIC under the terms of the reinsurance agreements. It was comprised of an increase in contractholder funds of $30 million, pre-tax, and reserves for life-contingent contract benefits of $11.4 million, pre-tax.

   AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ("AICPA") TECHNICAL PRACTICE AID ("TPA") RE. SOP 03-1

     In September 2004, the staff of the AICPA, aided by industry experts, issued a set of technical questions and answers on financial accounting and reporting issues related to SOP 03-1 that will be included in the AICPA's TPAs. The TPA addresses a number of issues related to SOP 03-1 including when it is necessary to establish a liability in addition to the account balance for certain contracts such as single premium and universal life that meet the definition of an insurance contract and have amounts assessed against the contractholder in a manner that is expected to result in profits in earlier years and losses in subsequent years from the insurance benefit function. The impact of adopting the provisions of the TPA was not material to the Company's Statements of Operations and Comprehensive Income or Financial Position.

PENDING ACCOUNTING STANDARD

     FSP EITF ISSUE 03-1-a, "IMPLEMENTATION GUIDANCE FOR THE APPLICATION OF PARAGRAPH 16 OF EITF ISSUE NO. 03-1, "THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS" ("FSP EITF ISSUE 03-1-a").

      In September 2004, the FASB issued proposed FSP EITF 03-1-a to address the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of increases in interest rates, and/or sector spreads. Thereafter, in connection with its decision to defer the effective date of paragraphs 10-20 of EITF 03-1 through the issuance of FSP EITF Issue 03-1-1, the FASB requested from its constituents comments on the issues set forth in FSP EITF 03-1-a and the issues that arose during the

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

comment letter process for FSP EITF 03-1-b, "EFFECTIVE DATE OF PARAGRAPH 16 OF EITF ISSUE NO. 03-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS". Due to the uncertainty as to how the outstanding issues will be resolved, the Company is unable to determine the impact of adopting paragraphs 10-20 of EITF 03-1 until final implementation guidance is issued. Adoption of paragraphs 10-20 of EITF 03-1 may have a material impact on the Company's Statements of Operations and Comprehensive Income but is not expected to have a material impact on the Company's Statements of Financial Position as fluctuations in fair value are already recorded in accumulated other comprehensive income.

3.   RELATED PARTY TRANSACTIONS

BUSINESS OPERATIONS

     The Company utilizes services provided by its affiliates, AIC, ALIC and Allstate Investments LLC, and business facilities owned or leased and operated by AIC in conducting its business activities. In addition, the Company shares the services of employees with AIC. The Company reimburses its affiliates for the operating expenses incurred on its behalf. The Company is charged for the cost of these operating expenses based on the level of services provided. Operating expenses, including compensation and retirement and other benefit programs, allocated to the Company were $161.4 million, $112.6 million and $67.4 million in 2004, 2003 and 2002, respectively. Of these costs, the Company retains investment related expenses on the invested assets of the Company. All other costs are ceded to ALIC under the reinsurance agreements.

BROKER/DEALER SERVICES

     The Company receives underwriting and distribution services from Allstate Financial Services, LLC ("AFS"), an affiliated broker/dealer company, for certain variable annuity and variable life insurance contracts sold by Allstate exclusive agencies. The Company recorded commission expense for these services of $41.7 million, $35.9 million and $33.0 million for the years ended December 31, 2004, 2003 and 2002, respectively, that was ceded to ALIC under the terms of the reinsurance agreements.

     During 2003, the Company entered into a service agreement with Allstate Distributors, LLC ("ADLLC"), a broker/dealer affiliate of the Company, whereby ADLLC promotes and markets the fixed and variable annuities sold by the Company to unaffiliated financial services firms. In addition, ADLLC acts as the underwriter of variable annuities sold by the Company. In return for these services, the Company recorded commission expense of $447 thousand and $138 thousand for the years ended December 31, 2004 and 2003, respectively that was ceded to ALIC under the terms of the reinsurance agreements.

REINSURANCE

     The following table summarizes amounts that were ceded to ALIC under the reinsurance agreements:

                                                                                YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------------
(IN THOUSANDS)                                                          2004             2003             2002
                                                                    -------------    -------------   --------------
Premiums and contract charges                                       $     405,748    $     546,741   $      484,684
Interest credited to contractholder funds, contract benefits and
     certain expenses                                                   1,354,508        1,272,290        1,012,038

STRUCTURED SETTLEMENT OBLIGATIONS

     The Company received premiums of $301 thousand, $3.2 million and $19.1 million from AIC in 2004, 2003 and 2002, respectively, to assume certain structured settlement obligations at prices determined based upon interest rates in effect at the time of purchase. The Company subsequently ceded these premiums to ALIC under the terms of its reinsurance agreements.

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

CAPITAL CONTRIBUTION

     During the fourth quarter of 2004, ALIC made a cash capital contribution of $49.7 million. This transaction was reflected in additional capital paid-in on the Statements of Financial Position.

     During the third quarter of 2003, ALIC authorized the forgiveness of $3.6 million of intercompany debt that the Company owed to ALIC. This transaction was recognized as a non-cash capital contribution and reflected in additional capital paid-in on the Statements of Financial Position.

INCOME TAXES

     The Company is a party to a federal income tax allocation agreement with the Corporation (Note 9).

DEBT

     The Company has entered into an intercompany loan agreement with the Corporation. The amount of funds available to the Company at a given point in time is dependent upon the debt position of the Corporation. No amounts were outstanding for the Company under the intercompany loan agreement during the three years ended December 31, 2004.

4.   INVESTMENTS

FAIR VALUES

     The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:

                                                               GROSS UNREALIZED
                                            AMORTIZED     ---------------------------       FAIR
(IN THOUSANDS)                                COST           GAINS          LOSSES          VALUE
                                           ------------   ------------   ------------    ------------
AT DECEMBER 31, 2004
U.S. government and agencies               $     81,655   $      4,793   $       (291)   $     86,157
Corporate                                        81,711          2,871           (725)         83,857
Municipal                                           502             62              -             564
Mortgage-backed securities                       28,942            587            (27)         29,502
Commercial mortgage-backed securities            26,391            398           (262)         26,527
Asset-backed securities                          15,170          1,049            (27)         16,192
                                           ------------   ------------   ------------    ------------
     Total fixed income securities         $    234,371   $      9,760   $     (1,332)   $    242,799
                                           ============   ============   ============    ============

AT DECEMBER 31, 2003
U.S. government and agencies               $     65,632   $      5,448   $       (376)   $     70,704
Corporate                                        77,283          4,985           (892)         81,376
Municipal                                           503             68              -             571
Mortgage-backed securities                       20,411            903            (90)         21,224
Commercial mortgage-backed securities            19,910            112           (222)         19,800
Asset-backed securities                          14,203          1,240              -          15,443
                                           ------------   ------------   ------------    ------------
     Total fixed income securities         $    197,942   $     12,756   $     (1,580)   $    209,118
                                           ============   ============   ============    ============

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

SCHEDULED MATURITIES

     The scheduled maturities for fixed income securities are as follows at December 31, 2004:

                                                                               AMORTIZED              FAIR
(IN THOUSANDS)                                                                   COST                 VALUE
                                                                           -----------------    ------------------
Due in one year or less                                                    $          18,976    $           19,380
Due after one year through five years                                                 58,723                61,612
Due after five years through ten years                                                74,157                75,149
Due after ten years                                                                   38,403                40,964
                                                                           -----------------    ------------------
                                                                                     190,259               197,105
Mortgage and asset-backed securities                                                  44,112                45,694
                                                                           -----------------    ------------------
     Total                                                                 $         234,371    $          242,799
                                                                           =================    ==================

Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage and asset-backed securities, they are not categorized by contractual maturity. The commercial mortgage-backed securities are categorized by contractual maturity because they generally are not subject to prepayment risk.

NET INVESTMENT INCOME

     Net investment income for the years ended December 31 is as follows:

(IN THOUSANDS)                                                          2004            2003            2002
                                                                    -------------   -------------   -------------
Fixed income securities                                             $      11,297   $      11,324   $      11,665
Short-term investments                                                        185             384             273
                                                                    -------------   -------------   -------------
     Investment income, before expense                                     11,482          11,708          11,938
     Investment expense                                                       248             274             317
                                                                    -------------   -------------   -------------
     Net investment income                                          $      11,234   $      11,434   $      11,621
                                                                    =============   =============   =============

REALIZED CAPITAL GAINS AND LOSSES, AFTER-TAX

     Realized capital gains and losses by security type for the years ended December 31 are as follows:

(IN THOUSANDS)                                                          2004             2003              2002
                                                                    -----------       -----------      ------------
Fixed income securities                                             $         5       $        73      $     (4,084)
Income tax (expense) benefit                                                 (2)              (26)            1,429
                                                                    -----------       -----------      ------------
Realized capital gains and losses, after-tax                        $         3       $        47      $     (2,655)
                                                                    ===========       ===========      ============

     Realized capital gains and losses by transaction type for the years ended December 31 are as follows:

(IN THOUSANDS)                                                          2004             2003              2002
                                                                    -----------       ----------       -----------
Investment write-downs                                              $         -       $        -       $    (4,323)
Dispositions                                                                  5               73               239
                                                                    -----------       ----------       -----------
     Realized capital gains and losses                                        5               73            (4,084)
     Income tax (expense) benefit                                            (2)             (26)            1,429
                                                                    -----------       ----------       -----------
     Realized capital gains and losses, after-tax                   $         3       $       47       $    (2,655)
                                                                    ===========       ==========       ===========

     Excluding the effects of calls and prepayments, gross gains of $5 thousand, $289 thousand and $471 thousand and gross losses of $0 thousand, $216 thousand and $232 thousand were realized on dispositions of fixed income securities during 2004, 2003 and 2002, respectively.

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

UNREALIZED NET CAPITAL GAINS AND LOSSES

     Unrealized net capital gains and losses on fixed income securities included in accumulated other comprehensive income at December 31, 2004 are as follows:

                                                               GROSS UNREALIZED
                                                  FAIR      -----------------------    UNREALIZED
(IN THOUSANDS)                                   VALUE        GAINS        LOSSES      NET GAINS
                                              -----------   ----------   ----------   -------------
Fixed income securities                       $   242,799   $    9,760   $   (1,332)  $       8,428
Deferred income taxes                                                                        (2,949)
                                                                                      -------------
Unrealized net capital gains and losses                                               $       5,479
                                                                                      =============

CHANGE IN UNREALIZED NET CAPITAL GAINS AND LOSSES

     Change in unrealized net capital gains and losses for the years ended December 31 is as follows:

(IN THOUSANDS)                                                          2004              2003             2002
                                                                    -------------     ------------     -------------
Fixed income securities                                             $      (2,748)    $     (5,473)    $       9,064
Deferred income taxes                                                         962            1,916            (3,172)
                                                                    -------------     ------------     -------------
(Decrease) increase in unrealized net capital gains and losses      $      (1,786)    $     (3,557)    $       5,892
                                                                    =============     ============     =============

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

     The following table summarizes the gross unrealized losses and fair value of fixed income securities by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2004.

                                                   LESS THAN 12 MONTHS                    12 MONTHS OR MORE
                                          ------------------------------------  -------------------------------------    TOTAL
($ IN THOUSAND)                            NUMBER        FAIR      UNREALIZED     NUMBER       FAIR      UNREALIZED    UNREALIZED
            AT DECEMBER 31, 2004          OF ISSUES     VALUE        LOSSES     OF ISSUES     VALUE        LOSSES        LOSSES
                                          ---------   ----------  ------------  ----------  ----------  -------------  -----------
Fixed income securities
  U.S. government and agencies                    5   $   17,511  $       (171)          1  $    4,034  $       (120)  $      (291)
  Municipal                                       -            -             -           -           -             -             -
  Corporate                                       6       15,344           (77)          8      11,567          (648)         (725)
  Foreign government                              -            -             -           -           -             -             -
  Commercial mortgage-backed securities           1        2,925           (89)          1       2,898          (173)         (262)
  Mortgage-backed securities                      4        3,693           (27)          -           -             -           (27)
  Asset-backed securities                         1          984           (27)          -           -             -           (27)
  Redeemable preferred stock                      -            -             -           -           -             -             -
                                          ---------   ----------  ------------  ----------  ----------  -------------  -----------
    Total fixed income securities                17       40,457          (391)         10      18,499          (941)       (1,332)

Investment grade fixed income securities         17       40,457          (391)         10      18,499          (941)       (1,332)
Below investment grade fixed income
   securities                                     -            -             -           -           -             -             -
                                          ---------   ----------  ------------  ----------  ----------  -------------  -----------
  Total fixed income securities                  17   $   40,457  $       (391)         10  $   18,499  $       (941)  $    (1,332)
                                          =========   ==========  ============  ==========  ==========  =============  ===========

     At December 31, 2004, the Company had unrealized losses of $1.3 million which related to 27 holdings of fixed income securities with a fair value of $59.0 million. All unrealized losses related to securities with

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

an unrealized loss position less than 20% of amortized cost, the degree of which suggests that these securities did not pose a high risk of being other than temporarily impaired. Unrealized losses totaling $391 thousand were in an unrealized loss position for a period less than twelve months and $941 thousand were in an unrealized loss position for a period of twelve months or more. Additionally, all unrealized losses were investment grade. Investment grade is defined as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody's; a rating of AAA, AA, A or BBB from Standard & Poor's ("S&P"), Fitch or Dominion; or a comparable internal rating if an externally provided rating is not available. Unrealized losses on investment grade securities were principally related to changes in interest rates or changes in issuer and sector related credit spreads since the securities were acquired.

     At December 31, 2003, the Company had unrealized losses of $1.6 million which related to 22 holdings of fixed income securities with a fair value of $44.1 million, all of which were investment grade and which have been in an unrealized loss position for a period less than 12 months.

     As of December 31, 2004 and 2003, the Company had the intent and ability to hold these investments for a period of time sufficient for them to recover in value.

SECURITIES ON DEPOSIT

     At December 31, 2004, fixed income securities and short-term investments with a carrying value of $10.0 million were on deposit with regulatory authorities as required by law.

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

FINANCIAL ASSETS

                                                         DECEMBER 31, 2004                  DECEMBER 31, 2003
                                                  ------------------------------     ------------------------------
                                                    CARRYING            FAIR            CARRYING           FAIR
(IN THOUSANDS)                                       VALUE             VALUE             VALUE            VALUE
                                                  ------------     -------------     -------------    -------------
Fixed income securities                           $    242,799           242,799     $     209,118    $     209,118
Short-term investments                                  30,408            30,408             1,107            1,107
Separate accounts                                    2,368,312         2,368,312         1,911,619        1,911,619

     Fair values of publicly traded fixed income securities are based upon quoted market prices or dealer quotes. Short-term investments are highly liquid investments with maturities of less than one year whose carrying values are deemed to approximate fair value. Separate accounts assets are carried in the Statements of Financial Position at fair value based on quoted market prices.

FINANCIAL LIABILITIES

                                                            DECEMBER 31, 2004                  DECEMBER 31, 2003
                                                     -------------------------------    -------------------------------
                                                       CARRYING            FAIR           CARRYING            FAIR
(IN THOUSANDS)                                           VALUE             VALUE            VALUE             VALUE
                                                     -------------     -------------    -------------    --------------
Contractholder funds on investment contracts         $  13,778,428     $  13,132,656    $  11,646,022    $   11,201,101
Separate accounts                                        2,368,312         2,368,312        1,911,619         1,911,619

Contractholder funds include interest-sensitive life insurance contracts and investment contracts. Interest-sensitive life insurance contracts are not considered financial instruments subject to fair value disclosure

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

requirements. The fair value of investment contracts is based on the terms of the underlying contracts. Fixed annuities are valued at the account balance less surrender charges. Immediate annuities without life contingencies are valued at the present value of future benefits at current interest rates. Market value adjusted annuities' fair value is estimated to be the market adjusted surrender value. Separate accounts liabilities are carried at the fair value of the underlying assets.

EMBEDDED DERIVATIVE FINANCIAL INSTRUMENTS

     The following table summarizes the notional amount, fair value and carrying value of the Company's embedded derivative financial instruments:

                                                                               CARRYING          CARRYING
                                            NOTIONAL            FAIR            VALUE             VALUE
(IN THOUSANDS)                               AMOUNT            VALUE            ASSETS         (LIABILITIES)
                                          ------------      ------------     ------------     ---------------
AT DECEMBER 31, 2004

Guaranteed accumulation benefits          $          -      $         77     $          -     $            77
                                          ============      ============     ============     ===============

Guaranteed accumulation benefits
   reinsurance agreement                  $          -      $        (77)    $        (77)    $             -
                                          ============      ============     ============     ===============

     The notional amounts specified in the contracts are used to calculate the exchange of contractual payments under the agreements, and are not representative of the potential for gain or loss on these agreements.
     Fair value, which is equal to the carrying value, is based on widely accepted pricing and valuation models, which use independent third party data as inputs.
     Market risk is the risk that the Company will incur losses due to adverse changes in market rates and prices. Market risk exists for all of the derivative financial instruments that the Company currently holds, as these instruments may become less valuable due to adverse changes in market conditions.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     There were no off-balance-sheet financial instruments at December 31, 2004 or 2003.

6.   RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS AND CONTRACTHOLDER FUNDS

     At December 31, the reserve for life-contingent contract benefits consists of the following:

(IN THOUSANDS)                                                2004                2003
                                                        ----------------    ----------------
Immediate annuities                                     $        715,732    $        674,799
Traditional life                                                 712,618             642,126
Other                                                            243,379             159,389
                                                        ----------------    ----------------
   Total reserve for life-contingent contract
     benefits                                           $      1,671,729    $      1,476,314
                                                        ================    ================

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

     The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits:

             PRODUCT                          MORTALITY                   INTEREST RATE               ESTIMATION METHOD
-----------------------------------   ---------------------------   --------------------------    --------------------------
Immediate annuities                   1983 group annuity            Interest rate                 Present value of
                                      mortality table               assumptions range from        expected future benefits
                                                                    3.0% - 8.8%                   based on historical
                                                                                                  experience

Traditional life                      Actual company experience     Interest rate                 Net level premium
                                      plus loading                  assumptions range from        reserve method using the
                                                                    4.0% - 8.0%                   Company's withdrawal
                                                                                                  experience rates
Other
   Variable annuity                   90% of 1994 group annuity     7%                            Projected benefit ratio
   guaranteed minimum death           reserving table                                             applied to cumulative
   benefits                                                                                       assessments

   Accident and                       Actual company experience                                   Unearned premium;
   health                             plus loading                                                additional contract
                                                                                                  reserves for traditional
                                                                                                  life

     At December 31, contractholder funds consists of the following:

(IN THOUSANDS)                                           2004                2003
                                                    ---------------    ----------------
Interest-sensitive life                             $     2,441,324    $      2,177,330
Investment contracts:
     Immediate annuities                                    407,907             356,620
     Fixed annuities                                     13,346,872          11,268,865
     Other                                                   35,386                   -
                                                    ---------------    ----------------
     Total contractholder funds                     $    16,231,489    $     13,802,815
                                                    ===============    ================

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

     The following table highlights the key contract provisions relating to contractholder funds:

                  PRODUCT                             INTEREST RATE               WITHDRAWAL/SURRENDER CHARGES
--------------------------------------------   ----------------------------    -----------------------------------
Interest-sensitive life                        Interest rates credited         Either a percentage of account
                                               range from 3.7% - 6.0%          balance or dollar amount grading
                                                                               off generally over 20 years

Immediate and fixed annuities                  Interest rates credited         Either a declining or a level
                                               range from 3.7% to 8.8%         percentage charge generally over
                                               for immediate annuities         nine years or less. Additionally,
                                               and 0% - 12.0% for fixed        approximately 47.8% of fixed
                                               annuities                       annuities are subject to market
                                                                               value adjustment for
                                                                               discretionary withdrawals.
Other:

Variable guaranteed minimum income and         Interest rates used in          Withdrawal and surrender charges
  secondary guarantees on                      establishing reserves are       based on the terms of the
  interest-sensitive life and fixed            range from 1.75% to 10.3%       related interest-sensitive life
  annuities                                                                    or fixed annuity contract

     Contractholder funds activity for the years ended December 31 is as follows:

(IN THOUSANDS)                                          2004                2003
                                                  ----------------    ----------------
Contractholder funds, beginning balance           $     13,802,815    $     11,658,966
Impact of adoption of SOP 03-1(1)                          135,665                   -
Deposits                                                 2,992,683           2,678,157
Interest credited to contractholder funds                  747,512             654,439
Benefits and withdrawals                                (1,182,746)         (1,022,329)
Transfers to from separate accounts                        (76,316)            (64,084)
Contract charges                                          (168,083)           (135,376)
Other adjustments                                          (20,041)             33,042
                                                  ----------------    ----------------
Contractholder funds, ending balance              $     16,231,489    $     13,802,815
                                                  ================    ================

(1) The increase in contractholder funds due to the adoption of SOP 03-1 reflects the establishment of reserves for certain liabilities that are primarily related to income benefit guarantees provided under variable annuity contracts and secondary guarantees on interest-sensitive life and certain fixed annuity contracts. These reserves were ceded to ALIC under the terms of the reinsurance agreements.

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

     The table below presents information regarding the Company's variable annuity contracts with guarantees. The Company's variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts' separate accounts with guarantees.

                                                                                       DECEMBER 31,
       ($ IN MILLIONS)                                                                    2004
                                                                                     ----------------
       IN THE EVENT OF DEATH
          Separate account value                                                     $       1,824.6
          Net amount at risk (1)                                                     $         176.7
          Average attained age of contractholders                                        59.90 years

       AT ANNUITIZATION
          Separate account value                                                     $         391.2
          Net amount at risk (2)                                                     $           0.6
          Weighted average waiting period until annuitization options available           4.06 years

       ACCUMULATION AT SPECIFIED DATES
          Separate account value                                                     $          95.4
          Net amount at risk (3)                                                     $             -
          Weighted average waiting period until guarantee date                           13.37 years

   (1) Defined as the estimated current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.
   (2) Defined as the estimated present value of the guaranteed minimum annuity payments in excess of the current account balance.
   (3) Defined as the estimated present value of the guaranteed minimum accumulation balance in excess of the current account balance.

   As of December 31, 2004, reserves for variable annuity contracts and secondary guarantee liabilities related to death benefits, income benefits and accumulation benefits were $19 million, $25 million and $(77) thousand, respectively.

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

     Amounts recoverable from reinsurers are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. At December 31, 2004, 95.3% of the total reinsurance recoverables were related to ALIC and 4.7% were related to non-affiliated reinsurers. Approximately 99% of the non-affiliated reinsurance recoverables are due from companies rated A- or better by S&P.

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

     The effects of reinsurance on premiums and contract charges for the years ended December 31 are as follows:

(IN THOUSANDS)                                                       2004              2003              2002
                                                                -------------     -------------     -------------
PREMIUMS AND CONTRACT CHARGES
Direct                                                          $     742,557     $     870,257     $     689,970
Assumed                                                                 3,785                 2                 2
Ceded:
   Affiliate                                                         (405,748)         (546,741)         (484,684)
   Non-affiliate                                                     (340,594)         (323,518)         (205,288)
                                                                -------------     -------------     -------------
Premiums and contract charges, net of reinsurance               $           -     $           -     $           -
                                                                =============     =============     =============

     The effects of reinsurance on interest credited to contractholder funds, contract benefits and certain expenses for the years ended December 31 are as follows:

(IN THOUSANDS)                                                    2004                2003                2002
                                                             ----------------     --------------     ---------------
INTEREST CREDITED TO CONTRACTHOLDER FUNDS, CONTRACT
   BENEFITS AND CERTAIN EXPENSES
Direct                                                       $      1,735,510     $    1,602,127     $     1,343,929
Assumed                                                                 4,972                202                   -
Ceded:
   Affiliate                                                       (1,354,508)        (1,272,290)         (1,012,038)
   Non-affiliate                                                     (385,974)          (330,039)           (331,891)
                                                             ----------------     --------------     ---------------
Interest credited to contractholder funds, contract
   benefits and certain expenses, net of reinsurance         $              -     $            -     $             -
                                                             ================     ==============     ===============

8.   COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES

LEASES

     The Company leases certain office facilities and computer equipment. Total rent expense for all leases was $681 thousand, $879 thousand and $1.1 million in 2004, 2003 and 2002, respectively, and was ceded to ALIC under the terms of the reinsurance agreements.

     Minimum rental commitments under operating leases with an initial or remaining term of more than one year as of December 31, 2004 are as follows:

                                           OPERATING
(IN THOUSANDS)                              LEASES
                                         -------------
2005                                     $          83
2006                                                57
2007                                                42
2008                                                 4
2009                                                 -
Thereafter                                           -
                                         -------------
                                         $         186
                                         =============

GUARANTEES

     The Company has issued universal life insurance contracts to third parties who finance the premium payments on the universal life insurance contracts through a commercial paper program. The Company has issued a repayment guarantee on the outstanding commercial paper balance that is fully collateralized by the cash surrender value of the universal life insurance contracts. At December 31, 2004, the amount due under the commercial paper program is $301 million and the cash surrender value of the policies is $305

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

million. The repayment guarantee expires April 30, 2006. These contracts are ceded to ALIC under the terms of its reinsurance agreements.

     In the normal course of business, the Company provides standard indemnifications to counterparties in contracts in connection with numerous transactions, including acquisitions and divestitures. The types of indemnifications typically provided include indemnifications for breaches of representations and warranties, taxes and certain other liabilities, such as third party lawsuits. The indemnification clauses are often standard contractual terms and were entered into in the normal course of business based on an assessment that the risk of loss would be remote. The terms of the indemnifications vary in duration and nature. In many cases, the maximum obligation is not explicitly stated and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur. Consequently, the maximum amount of the obligation under such indemnifications is not determinable. Historically, the Company has not made any material payments pursuant to these obligations.

     The aggregate liability balance related to all guarantees, ceded to ALIC, was not material as of December 31, 2004.

REGULATION

     The Company is subject to changing social, economic and regulatory conditions. Recent state and federal regulatory initiatives and proceedings have included efforts to impose additional regulations regarding agent and broker compensation and otherwise expand overall regulation of insurance products and the insurance industry. The ultimate changes and eventual effects of these initiatives on the Company's business, if any, are uncertain.

     Regulatory bodies have contacted ALIC and some of its subsidiaries, including the Company, and have requested information relating to variable insurance products, including such areas as market timing and late trading and sales practices. The Company believes that these inquiries are similar to those made to many financial services companies as part of an industry-wide investigation by various regulatory agencies into the practices, policies and procedures relating to variable insurance products sales and subaccount trading practices. ALIC and its subsidiaries, including the Company, have responded and will continue to respond to these information requests and investigations. The Company at the present time is not aware of any systemic problems with respect to such matters that may have a material adverse effect on the Company's financial position.

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

LEGAL PROCEEDINGS

BACKGROUND

     The Company and certain of its affiliates are named as defendants in a number of lawsuits and other legal proceedings arising out of various aspects of its business. As background to the "Proceedings" sub-section below, please note the following:

     - These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including but not limited to, the underlying facts of each matter, novel legal issues, variations between jurisdictions in which matters are being litigated, differences in applicable laws and judicial interpretations, the length of time before many of these matters might be resolved by settlement or through litigation and, in some cases, the timing of their resolutions relative to other similar cases brought against other companies, the fact that some of these matters are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined, the fact that some of these matters involve multi-state class actions in which the applicable law(s) for the claims at issue is in dispute and therefore unclear, and the current challenging legal environment faced by large corporations and insurance companies.

     - In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of contractual and extra-contractual damages. In some cases, the monetary damages sought include punitive damages or are not specified. Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings. In our experience, monetary demands in plaintiffs' court pleadings bear little relation to the ultimate loss, if any, to the Company.

     - For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time. The Company reviews these matters on an on-going basis and follows the provisions of SFAS No. 5, "Accounting for Contingencies" when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

     - In the opinion of the Company's management, while some of these matters may be material to the operating results ceded to ALIC for any particular period if an unfavorable outcome results, none will have a material adverse effect on the financial condition of the Company.


PROCEEDINGS

     Legal proceedings involving Allstate agencies and AIC may impact the Company, even when the Company is not directly involved, because the Company sells its products through a variety of distribution channels including Allstate agencies. Consequently, information about the more significant of these proceedings is provided below.

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

     AIC is defending various lawsuits involving worker classification issues. A putative nationwide class action filed by former employee agents includes a worker classification issue; these agents are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. This matter was dismissed with prejudice in late March 2004 by the trial court but is the subject of further proceedings on appeal. AIC has been vigorously defending this and various other worker classification lawsuits. The outcome of these disputes is currently uncertain.

     AIC is defending certain matters relating to its agency program reorganization announced in 1999. These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission ("EEOC") alleging retaliation under federal civil rights laws, a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act, breach of contract and ERISA violations, and a lawsuit filed in October 2004 by the EEOC alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization. AIC is also defending another action, in which a class was certified in June 2004, filed by former employee agents who terminated their employment prior to the agency program reorganization. These plaintiffs have asserted claims under ERISA and for constructive discharge, and are seeking the benefits provided in connection with the reorganization. In late March 2004, in the first EEOC lawsuit and class action lawsuit, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court's declaratory judgment that the release is voidable at the option of the release signer. The court also ordered that an agent who voids the release must return to AIC "any and all benefits received by the [agent] in exchange for signing the release." The court also "concluded that, on the undisputed facts of record, there is no basis for claims of age discrimination." The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order. The case otherwise remains pending. A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA. This matter was dismissed with prejudice in late March 2004 by the trial court but is the subject of further proceedings on appeal. In these matters, plaintiffs seek compensatory and punitive damages, and equitable relief. AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization. In addition, AIC is defending certain matters relating to its life agency program reorganization announced in 2000. These matters include an investigation by the EEOC with respect to allegations of age discrimination and retaliation. AIC is cooperating with the agency investigation and will continue to vigorously defend these and other claims related to the life agency program reorganization. The outcome of these disputes is currently uncertain.

OTHER MATTERS

    The Corporation and some of its agents and subsidiaries, including the Company, have received interrogatories and demands to produce information from several regulatory and enforcement authorities. These authorities are seeking information relevant to on-going investigations into the possible violation of antitrust or insurance laws by unnamed parties and, in particular, are seeking information as to whether any person engaged in activities for the purpose of price fixing, market allocation, or bid rigging. Published press reports have indicated that numerous demands of this nature have been sent to insurance companies as part of industry-wide investigations. The Corporation has cooperated and intends to continue to cooperate with these and any similar requests for information.

    Various other legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the target of a number of lawsuits, some of which involve claims for substantial or indeterminate amounts. This litigation is based on a variety of issues and targets a range of the Company's practices. The outcome of these disputes is currently unpredictable. However, at this time, based on their present status and the existence of its reinsurance agreements with ALIC, it is the opinion of management that the ultimate liability, if any, in one or more of these other actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

9.   INCOME TAXES

     The Company joins the Corporation and its other eligible domestic subsidiaries (the "Allstate Group") in the filing of a consolidated federal income tax return and is party to a federal income tax allocation agreement (the "Allstate Tax Sharing Agreement"). Under the Allstate Tax Sharing Agreement, the Company pays to or receives from the Corporation the amount, if any, by which the Allstate Group's federal income tax liability is affected by virtue of inclusion of the Company in the consolidated federal income tax return. The Company has also entered into a supplemental tax sharing agreement with respect to reinsurance ceded to ALIC to allocate the tax benefits and costs related to such reinsurance. Effectively, these agreements result in the Company's annual income tax provision being computed, with adjustments, as if the Company filed a separate return, adjusted for the reinsurance ceded to ALIC.

     The Internal Revenue Service ("IRS") has completed its review of the Allstate Group's federal income tax returns through the 1996 tax year. Any adjustments that may result from IRS examinations of tax returns are not expected to have a material impact on the financial position, liquidity or results of operations of the Company.

     The components of the deferred income tax liabilities at December 31 are as follows:

                                                        2004            2003
(IN THOUSANDS)                                      -----------     -----------
Unrealized net capital gains                        $    (2,949)    $    (3,911)
Difference in tax bases of investments                     (306)           (248)
Other liabilities                                            (2)            (13)
                                                    -----------     -----------
         Net deferred liabilities                   $    (3,257)    $    (4,172)
                                                    ===========     ===========

     The components of income tax expense for the years ended December 31 are as follows:

                                                   2004            2003            2002
(IN THOUSANDS)                                 -------------   -------------   ------------
Current                                        $       3,877   $       2,999   $      4,204
Deferred                                                  48           1,093         (1,575)
                                               -------------   -------------   ------------
     Total income tax expense                  $       3,925   $       4,092   $      2,629
                                               =============   =============   ============

     The Company paid income taxes of $2.5 million, $4.3 million and $8.0 million in 2004, 2003 and 2002, respectively.

     A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

                                                    2004            2003            2002
                                                 ----------      ----------      ----------
Statutory federal income tax rate                      35.0%           35.0%           35.0%
Adjustment for prior year liabilities                     -             0.7               -
Tax exempt income                                      (0.1)           (0.1)           (0.1)
                                                 ----------      ----------      ----------
Effective income tax rate                              34.9%           35.6%           34.9%
                                                 ==========      ==========      ==========

     Prior to January 1, 1984, the Company was entitled to exclude certain amounts from taxable income and accumulate such amounts in a "policyholder surplus" account. Pursuant to the American Jobs Creation Act of 2004 ("the 2004 Act"), the Company can reduce the policyholder surplus account in 2005 and 2006 without incurring any tax liability. The balance in this account at December 31, 2004 was $340 thousand, which prior to the 2004 Act would have resulted in federal income taxes payable of $119 thousand if such amounts had been distributed or deemed distributed from the policyholder surplus account. No provision for taxes has ever been made for this item as the Company had no intention of distributing such amounts. The Company expects to utilize this provision, thereby eliminating this potential tax liability.

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

10.  STATUTORY FINANCIAL INFORMATION

     The Company prepares its statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the State of Nebraska. The State of Nebraska requires insurance companies to prepare statutory-basis financial statements in conformity with the National Association of Insurance Commissioners ("NAIC") Accounting Practices and Procedures Manual ("Codification"), subject to any deviations prescribed or permitted by the State of Nebraska insurance commissioner.

     Statutory accounting practices primarily differ from GAAP since they require charging policy acquisition and certain sales inducement costs to expense as incurred, establishing life insurance reserves based on different actuarial assumptions, and valuing investments and establishing deferred taxes on a different basis.

     Statutory net income for 2004, 2003, and 2002 was $7.4 million, $8.4 million and $3.0 million, respectively. Statutory capital and surplus as of December 31, 2004 and 2003 was $255.5 million and $202.1 million, respectively.

DIVIDENDS

     The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The amount of dividends that can be paid to the shareholder without approval by the state insurance regulator is limited by specific surplus and net income criteria as provided in the dividend restriction provision of the Nebraska Insurance Holding Company System laws. The maximum amount of dividends that the Company can distribute during 2005 without prior approval of the Nebraska Department of Insurance is $25.3 million. In the twelve-month period beginning January 1, 2004 the Company did not pay any dividends.

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

11.  OTHER COMPREHENSIVE INCOME

     The components of other comprehensive income on a pretax and after-tax basis for the years ended December 31 are as follows:

(IN THOUSANDS)

                                                                                   2004
                                                                  -------------------------------------
                                                                                               After-
                                                                    Pretax        Tax           tax
                                                                  ----------   ----------    ----------
UNREALIZED CAPITAL GAINS AND LOSSES:
   Unrealized holding (losses) gains arising during the period    $   (2,743)  $      960    $   (1,783)
   Less: reclassification adjustments                                      5           (2)            3
                                                                  ----------   ----------    ----------
   Unrealized net capital gains and losses                            (2,748)         962        (1,786)
                                                                  ----------   ----------    ----------
   Other comprehensive (loss) income                              $   (2,748)  $      962    $   (1,786)
                                                                  ==========   ==========    ==========

                                                                                  2003
                                                                 --------------------------------------
                                                                                              After-
                                                                   Pretax         Tax          tax
                                                                 -----------   ----------   -----------
UNREALIZED CAPITAL GAINS AND LOSSES:
   Unrealized holding (losses) gains arising during the period   $    (5,349)  $    1,873   $    (3,476)
   Less: reclassification adjustments                                    124          (43)           81
                                                                 -----------   ----------   -----------
   Unrealized net capital gains and losses                            (5,473)       1,916        (3,557)
                                                                 -----------   ----------   -----------
   Other comprehensive (loss) income                             $    (5,473)  $    1,916   $    (3,557)
                                                                 ===========   ==========   ===========

                                                                                   2002
                                                                  -------------------------------------
                                                                                               After-
                                                                    Pretax        Tax           tax
                                                                  ----------   ----------    ----------
UNREALIZED CAPITAL GAINS AND LOSSES:
   Unrealized holding gains arising during the period             $    4,980   $   (1,743)   $    3,237
   Less: reclassification adjustments                                 (4,084)       1,429        (2,655)
                                                                  ----------   ----------    ----------
   Unrealized net capital gains and losses                             9,064       (3,172)        5,892
                                                                  ----------   ----------    ----------
   Other comprehensive income                                     $    9,064   $   (3,172)   $    5,892
                                                                  ==========   ==========    ==========

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF
LINCOLN BENEFIT LIFE COMPANY:

We have audited the accompanying Statements of Financial Position of Lincoln Benefit Life Company (the "Company", an affiliate of The Allstate Corporation) as of December 31, 2004 and 2003, and the related Statements of Operations and Comprehensive Income, Shareholder's Equity, and Cash Flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for certain nontraditional long-duration contracts and separate accounts in 2004.


/s/ Deloitte & Touche LLP

Chicago, Illinois
February 24, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We maintain disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission under the Securities Exchange Act is made known to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. During the fiscal quarter ended December 31, 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1), (2), (3) AND (4) DISCLOSURE OF FEES -

     The following fees have been, or will be, billed by Deloitte & Touche LLP for professional services rendered to us for the fiscal year ending December 31, 2004 and 2003.

                             2004                  2003
                          -----------          ------------
Audit fees (a)            $   196,060          $    178,841
Audit related fees                  -                     -
Tax fees                            -                     -
All other fees                      -                     -
                          -----------          ------------
TOTAL FEES                $   196,060          $    178,841
                          ===========          ============

     (a) Fees for audits of annual financial statements including financial statements for the separate accounts, reviews of quarterly financial statements, statutory audits, consents and review of documents filed with the SEC. These fees are ceded to ALIC under the Company's reinsurance agreements.

(5)(i) AND (ii) AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES -

     The Audit Committee of The Allstate Corporation has established pre-approval policies and procedures for itself and its consolidated subsidiaries, including Lincoln Benefit. Those policies and procedures are incorporated into this Item 14 (5) by reference to Exhibit 99(ii) - The Allstate Corporation Policy Regarding Pre-Approval of Independent Auditors' Services. One hundred percent of the services provided by Deloitte & Touche LLP in 2004 and 2003 were pre-approved by The Allstate Corporation Audit Committee.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


(a) (1) The following financial statements, notes thereto and related information of Lincoln Benefit are included in Item 8.

     Statements of Operations and Comprehensive Income
     Statements of Financial Position
     Statements of Shareholder's Equity
     Statements of Cash Flows
     Notes to Financial Statements
     Report of Independent Registered Public Accounting Firm

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

     (3) The following is a list of the exhibits filed as part of this Form 10-K. The SEC file number for the exhibits incorporated by reference is 333-59765 except as otherwise noted.

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

      10.1          Investment Management Agreement and Amendment to Certain
                    Service and Expense Agreements Among Allstate Investments,
                    LLC and Allstate Insurance Company and The Allstate
                    Corporation and Certain Affiliates effective as of January
                    1, 2002. Incorporated herein by reference to Exhibit 10.28 to Allstate Life Insurance Company's Form 10 filed on April
                    24, 2002. (SEC File No. 000-31248)

      10.2          Tax Sharing Agreement dated as of November 12, 1996 among
                    The Allstate Corporation and certain affiliates.
                    Incorporated herein by reference to Exhibit 10.36 to Allstate Life Insurance Company's Form 10 filed on April 24,
                    2002. (SEC File No. 000-31248)

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

      10.5          Service and Expense Agreement among Allstate Insurance
                    Company and The Allstate Corporation and Certain Insurance
                    Subsidiaries dated January 1, 1999. Incorporated herein by reference to Exhibit 10.22 to Allstate Life Insurance
                    Company's Form 10 filed on April 24, 2002. (SEC File No.
                    000-31248)

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

      10.13         Selling Agreement between Lincoln Benefit Life Company,
                    ALFS, Inc. (f/k/a Allstate Financial Services, Inc.) and
                    Allstate Financial Services, LLC (f/k/a LSA Securities,
                    Inc.) effective August 2, 1999. Incorporated herein by reference to Exhibit 10.8 to Allstate Life Insurance
                    Company's Annual Report on Form 10-K for 2003. (SEC File No.
                    000-31248)

      10.14         Coinsurance Agreement between Allstate Life Insurance
                    Company and Lincoln Benefit Life Company, effective December
                    31, 2001. Incorporated herein by reference to Exhibit 10.11 to Lincoln Benefit Life Company's Quarterly Report on Form
                    10-Q for quarter ended June 30, 2002.

      10.15         Modified Coinsurance Agreement between Allstate Life
                    Insurance Company and Lincoln Benefit Life Company, effective December 31, 2001. Incorporated herein by reference to Exhibit 10.12 to Lincoln Benefit Life Company's
                    Quarterly Report on Form 10-Q for quarter ended June 30,
                    2002.

      10.16         Modified Coinsurance Agreement between Allstate Life
                    Insurance Company and Lincoln Benefit Life Company, effective December 31, 2001. Incorporated herein by reference to Exhibit 10.13 to Lincoln Benefit Life Company's
                    Quarterly Report on Form 10-Q for quarter ended June 30,
                    2002.

      23            Consent of Independent Registered Public Accounting Firm

      31.1          Rule 15d-14(a) Certification of Principal Executive Officer

      31.2          Rule 15d-14(a) Certification of Principal Financial Officer

      32            Section 1350 Certifications

      99(ii)        The Allstate Corporation Policy Regarding Pre-Approval of
                    Independent Auditor's Services effective November 10, 2003

(b)  The exhibits are listed in Item 15. (a) (3) above.

(c)  The financial statement schedules are listed in Item 15. (a) (2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LINCOLN BENEFIT LIFE COMPANY
                                        (Registrant)

March 15, 2005                          /s/ Samuel H. Pilch
                                        -----------------------------------
                                        By: Samuel H. Pilch
                                        (chief accounting officer and duly
                                        authorized officer of the registrant)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                  TITLE                                  DATE
---------                                  -----                                  ----
/s/ Casey J. Sylla                         Chairman of the Board, Chief           March 15, 2005
   ------------------------                Executive Officer and a
Casey J. Sylla                             Director
                                           (Principal Executive Officer)

/s/ Steven E. Shebik                       Senior Vice President, Chief           March 15, 2005
   ------------------------                Financial Officer and a
Steven E. Shebik                           Director
                                           (Principal Financial Officer)

/s/ Lawrence W. Dahl                       Director                               March 15, 2005
   ------------------------
Lawrence W. Dahl

                                           Director                               March 15, 2005
   ------------------------
John C. Lounds

/s/ Kevin R. Slawin                        Director                               March 15, 2005
   ------------------------
Kevin R. Slawin

/s/ Michael J. Velotta                     Director                               March 15, 2005
   ------------------------
Michael J. Velotta

/s/ Eugene Wraith                          Director                               March 15, 2005
   ------------------------
B. Eugene Wraith

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

                          LINCOLN BENEFIT LIFE COMPANY
           SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENT
                               IN RELATED PARTIES
                                DECEMBER 31, 2004

                                                                                                              CARRYING
(IN THOUSANDS)                                                                 COST         FAIR VALUE         VALUE
                                                                               ----         ----------         -----
TYPE OF INVESTMENT
Fixed income securities, available for sale:
   Bonds:
      United States government, government agencies and authorities....... $       81,655   $     86,157    $      86,157
      States, municipalities and political subdivisions...................            502            564              564
      Public utilities....................................................          2,007          2,058            2,058
      All other corporate bonds...........................................         79,704         81,799           81,799
   Mortgage-backed securities.............................................         28,942         29,502           29,502
   Asset-backed securities................................................         15,170         16,192           16,192
   Commercial mortgage-backed securities..................................         26,391         26,527           26,527
                                                                           --------------   ------------    -------------
      Total fixed income securities.......................................        234,371   $    242,799          242,799
                                                                           --------------   ============    -------------

Short-term investments....................................................         30,408                          30,408
                                                                           --------------                   -------------
      Total investments................................................... $      264,779                   $     273,207
                                                                           ==============                   =============

                          LINCOLN BENEFIT LIFE COMPANY
                            SCHEDULE IV--REINSURANCE

(IN THOUSANDS)

                                                              GROSS                                       NET
YEAR ENDED DECEMBER 31, 2004                                 AMOUNT                CEDED                AMOUNT
----------------------------------------------           ---------------      ---------------      ----------------
Life insurance in force                                  $   211,262,503      $   211,262,503      $              -
                                                         ===============      ===============      ================

Premiums and contract charges:
    Life and annuities                                   $       649,996      $       649,996      $              -
    Accident and health                                           96,346               96,346                     -
                                                         ---------------      ---------------      ----------------
                                                         $       746,342      $       746,342      $              -
                                                         ===============      ===============      ================

                                                              GROSS                                       NET
YEAR ENDED DECEMBER 31, 2003                                 AMOUNT                CEDED                AMOUNT
----------------------------------------------           ---------------       --------------       ---------------
Life insurance in force                                  $   179,908,435       $  179,908,435       $             -
                                                         ===============       ==============       ===============

Premiums and contract charges:
         Life and annuities                              $       773,023       $      773,023       $             -
         Accident and health                                      97,236               97,236                     -
                                                         ---------------       --------------       ---------------
                                                         $       870,259       $      870,259       $             -
                                                         ===============       ==============       ===============

                                                              GROSS                                       NET
YEAR ENDED DECEMBER 31, 2002                                 AMOUNT                CEDED                AMOUNT
----------------------------------------------           ---------------       --------------       ---------------
Life insurance in force                                  $   160,133,109       $  160,133,109       $             -
                                                         ===============       ==============       ===============

Premiums and contract charges:
         Life and annuities                              $       629,423       $      629,423       $             -
         Accident and health                                      60,549               60,549                     -
                                                         ---------------       --------------       ---------------
                                                         $       689,972       $      689,972       $             -
                                                         ===============       ==============       ===============