Form 10-Q
period 2005-03-31
LINCOLN BENEFIT LIFE CO
filed 2005-05-06
CIK 910739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Yes  ☐                                                         No  ☒

As of April 29, 2005, the registrant had 25,000 common shares, $100 par value, outstanding, all of which are held by Allstate Life Insurance Company

LINCOLN BENEFIT LIFE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
(in thousands)	2005	2004
	(Unaudited)
Revenues
Net investment income	$3,361	$2,774
Realized capital gains and losses	(95)	—

Income from operations before income tax expense	3,266	2,774
Income tax expense	1,140	968
Net income	$2,126	$1,806

See notes to condensed financial statements.

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
(in thousands, except par value data)	2005	2004
	(Unaudited)

Assets
Investments
Fixed income securities, at fair value (amortized cost $257,885 and $234,371)	$260,860	$242,799
Short-term	9,337	30,408
Total investments	270,197	273,207

Cash	13,211	10,532
Reinsurance recoverable from Allstate Life Insurance Company	17,522,751	17,083,056
Reinsurance recoverable from non-affiliates	907,436	839,738
Receivable from affiliates	—	27,449
Current income taxes receivable	—	38
Other assets	79,284	83,853
Separate Accounts	2,365,229	2,368,312
Total assets	$21,158,108	$20,686,185

Liabilities
Contractholder funds	$16,669,665	$16,231,489
Reserve for life-contingent contract benefits	1,737,909	1,671,729
Current income taxes payable	1,102	—
Unearned premiums	23,926	23,362
Deferred income taxes	1,349	3,257
Payable to affiliates, net	21,091	—
Other liabilities and accrued expenses	74,020	122,800
Separate Accounts	2,365,229	2,368,312
Total liabilities	20,894,291	20,420,949

Commitments and Contingent Liabilities (Note 3)

Shareholder’s equity
Common stock, $100 par value, 30 thousand shares authorized, 25 thousand shares issued and outstanding	2,500	2,500
Additional capital paid-in	180,000	180,000
Retained income	79,383	77,257
Accumulated other comprehensive income:
Unrealized net capital gains and losses	1,934	5,479
Total accumulated other comprehensive income	1,934	5,479
Total shareholder’s equity	263,817	265,236
Total liabilities and shareholder’s equity	$21,158,108	$20,686,185

See notes to condensed financial statements.

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2005	2004
	(Unaudited)

Cash flows from operating activities

Net income	$2,126	$1,806
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	109	73
Realized capital gains and losses	95	—
Changes in:
Reserve for life-contingent contract benefits and contractholder funds, net of reinsurance recoverables	(3,037)	(3,064)
Income taxes payable	1,140	968
Receivable/payable to affiliates, net	48,540	(24,616)
Other operating assets and liabilities	(42,886)	29,814
Net cash provided by operating activities	6,087	4,981

Cash flows from investing activities

Fixed income securities
Proceeds from sales	2,040	—
Investment collections	4,925	6,535
Investment purchases	(31,444)	(6,633)
Change in short-term investments	21,071	(4,886)
Net cash used in investing activities	(3,408)	(4,984)

Net increase (decrease) in cash	2,679	(3)
Cash at beginning of period	10,532	23,456
Cash at end of period	$13,211	$23,453

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

The condensed financial statements and notes as of March 31, 2005, and for the three-month periods ended March 31, 2005 and 2004, are unaudited.  The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Pending accounting standard

Financial Accounting Standards Board Staff Position re. Emerging Issues Task Force Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP EITF Issue 03-1-a”).

In September 2004, the Financial Accounting Standards Board (“FASB”) issued proposed FSP EITF 03-1-a to address the application of paragraph 16 of Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF Issue 03-1”) to debt securities that are impaired because of increases in interest rates, and/or sector spreads.  Thereafter, in connection with its decision to defer the effective date of paragraphs 10–20 of EITF 03-1 through the issuance of FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP EITF Issue 03-1-1”), the FASB requested from its constituents comments on the issues set forth in FSP EITF 03-1-a and the issues that arose during the comment letter process for FSP EITF 03-1-b, “Effective Date of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”.

Due to the uncertainty as to how the outstanding issues will be resolved, the Company is unable to determine the impact of adopting paragraphs 10-20 of EITF 03-1 until final implementation guidance is issued.  Adoption of paragraphs 10-20 of EITF 03-1 may have a material impact on the Company’s Condensed Statements of Operations but is not expected to have a material impact on the Company’s Condensed Statements of Financial Position as fluctuations in fair value are already recorded in accumulated other comprehensive income.

2.  Reinsurance

The Company has entered into reinsurance agreements under which it reinsures all of its business to ALIC or other non-affiliated reinsurers.  Under the agreements, premiums, contract charges, interest credited to contractholder funds, contract benefits and certain expenses are reinsured.  The Company continues to have primary liability as the direct insurer for risks reinsured.

Investment income earned on the assets which support contractholder funds and the reserve for life-contingent contract benefits is not included in the condensed financial statements as those assets are owned and managed by ALIC or third party reinsurers under terms of the reinsurance agreements.

The effects of reinsurance on premiums and contract charges are as follows:

	Three months ended March 31,
(in thousands)	2005	2004

Premiums and contract charges
Direct	$197,708	$168,305
Assumed - non-affiliate	1,126	650
Ceded
Affiliate	(116,833)	(89,406)
Non-affiliate	(82,001)	(79,549)
Premiums and contract charges, net of reinsurance	$—	$—

The effects of reinsurance on interest credited to contractholder funds, contract benefits and certain other expenses are as follows:

	Three months ended March 31,
(in thousands)	2005	2004

Interest credited to contractholder funds, contract benefits and certain other expenses
Direct	$584,819	$414,452
Assumed - non-affiliate	1,420	461
Ceded
Affiliate	(454,312)	(331,422)
Non-affiliate	(131,927)	(83,491)
Interest credited to contractholder funds, contract benefits and certain other expenses, net of reinsurance	$—	$—

Effective January 1, 2004, the Company adopted Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”) and, in connection therewith, recorded a cumulative effect of change in accounting principle of $26.9 million, after-tax ($41.4 million, pre-tax) that was ceded to ALIC.

3.  Guarantees and Contingent Liabilities

Guarantees

The Company has issued universal life insurance contracts to third parties who finance the premium payments on the universal life insurance contracts through a commercial paper program.  The Company has issued a repayment guarantee on the outstanding commercial paper balance that is fully collateralized by the cash surrender value of the universal life insurance contracts.  At March 31, 2005, the amount due under the commercial paper program is $301 million and the cash surrender value of the policies is $307 million.  The repayment guarantee expires April 30, 2006.  These contracts are ceded to ALIC under the terms of the reinsurance agreements.

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

The aggregate liability balance related to all guarantees was not material as of March 31, 2005.

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

Legal and Regulatory Proceedings and Inquiries

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

•      For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time.  The Company reviews these matters on an on-going basis and follows the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions.  When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

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

AIC is defending various lawsuits involving worker classification issues. A putative nationwide class action filed by former employee agents includes a worker classification issue; these agents are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes.  This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and has been reversed and remanded to the trial court in April 2005.  AIC has been vigorously defending this and various other worker classification lawsuits. The outcome of these disputes is currently uncertain.

AIC is defending certain matters relating to its agency program reorganization announced in 1999. These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws, a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act, breach of contract and ERISA violations, and a lawsuit filed in October 2004 by the EEOC alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization.  AIC is also defending another action, in which a class was certified in June 2004, filed by former employee agents who terminated their employment prior to the agency program reorganization.  These plaintiffs have asserted claims under ERISA, and are seeking benefits provided in connection with the reorganization.  In late March 2004, in the first EEOC lawsuit and class action lawsuit, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer.  The court also ordered that an agent who voids the release must return to AIC “any and all benefits received by the [agent] in exchange for signing the release.”  The court also “concluded that, on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order.  The case otherwise remains pending.  A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA.  This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and has been reversed and remanded to the trial court in April 2005.  In these matters, plaintiffs seek compensatory and punitive damages, and equitable relief.  AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization. In addition, AIC has been defending certain matters relating to its life agency program reorganization announced in 2000. These matters have been the subject of an investigation by the EEOC with respect to allegations of age discrimination and retaliation and conciliation discussions between Allstate and the EEOC.   The outcome of these disputes is currently uncertain.

Other Matters

The Corporation and some of its subsidiaries, including the Company, have received interrogatories and demands for information from regulatory and enforcement authorities relating to various insurance products and practices.  The areas of inquiry include variable annuity market timing and late trading.  The Corporation and some of its subsidiaries, including the Company, have also received interrogatories and demands for information from authorities seeking information relevant to on-going investigations into the possible violation of antitrust or insurance laws by unnamed parties and, in particular, seeking information as to whether any person engaged in activities for the purpose of price fixing, market allocation, or bid rigging. The Company believes that these inquiries are similar to those made to many financial services companies as part of industry-wide investigations by various authorities into the practices, policies and procedures relating to insurance and financial services products.  The Corporation and its subsidiaries have responded and will continue to respond to these inquiries.

Various other legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the target of a number of lawsuits and proceedings, some of which involve claims for substantial or indeterminate amounts. These actions are based on a variety of issues and target a range of the company’s practices. The outcome of these disputes is currently unpredictable.  However, at this time, based on their present status and the existence of the reinsurance agreements with ALIC related to policy liabilities, it is the opinion of management that the ultimate liability, if any, in one or more of the actions described in this “Other Matters” subsection in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial condition of the Company.

4.   Other Comprehensive Income

The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Three months ended March 31,
	2005			2004
			After-			After-
(in thousands)	Pretax	Tax	tax	Pretax	Tax	tax

Unrealized capital gains and losses
Unrealized holding gains (losses) arising during the period	$(5,548)	$1,941	$(3,607)	$3,742	$(1,310)	$2,432
Less: reclassification adjustments	(95)	33	(62)	—	—	—
Unrealized net capital gains (losses)	(5,453)	1,908	(3,545)	3,742	(1,310)	2,432
Other comprehensive income (loss)	$(5,453)	$1,908	(3,545)	$3,742	$(1,310)	2,432

Net income			2,126			1,806

Comprehensive income (loss)			$(1,419)			$4,238

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

OVERVIEW

The following discussion highlights significant factors influencing the financial position and results of operations of Lincoln Benefit Life Company (referred to in this document as “we”, “our”, “us” or the “Company”).  It should be read in conjunction with the condensed financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Lincoln Benefit Life Company Annual Report on Form 10-K for 2004.  We operate as a single segment entity, based on the manner in which financial information is used internally to evaluate performance and determine the allocation of resources.

RESULTS OF OPERATIONS

	Three months ended
	March 31,
(in thousands)	2005	2004

Net investment income	$3,361	$2,774
Realized capital gains and losses	(95)	—
Income tax expense	1,140	968
Net income	$2,126	$1,806

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

Net income increased $320 thousand to $2.1 million in the first quarter of 2005 from $1.8 million in the same period last year due to increases in net investment income, partially offset by higher income tax expense and realized capital losses recorded in the current period.

Net investment income increased 21.2% in the first quarter of 2005 compared to the same period in 2004, primarily due the effect of higher portfolio balances, partially offset by lower portfolio yields.  Higher portfolio balances resulted from a capital contribution from ALIC in 2004 and the investment of cash flows from operating activities.  Lower portfolio yields were primarily due to purchases, including reinvestments, of fixed income securities with yields lower than the current portfolio average.

Realized capital losses of $95 thousand were recorded in the first quarter of 2005 as a result of sales of fixed income securities. There were no realized capital gains or losses in the first quarter of 2004.

FINANCIAL POSITION

	March 31,	December 31,
(in thousands)	2005	2004
Fixed income securities (1)	$260,860	$242,799
Short-term	9,337	30,408
Total investments	$270,197	$273,207

Cash	$13,211	$10,532

Reinsurance recoverable from ALIC	17,522,751	17,083,056

Reinsurance recoverable from non-affiliates	907,436	839,738

Contractholder funds	16,669,665	16,231,489

Reserve for life-contingent contract benefits	1,737,909	1,671,729

Separate Accounts assets and liabilities	2,365,229	2,368,312

(1)  Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $257.9 million and $234.4 million at March 31, 2005 and December 31, 2004, respectively.

Total investments decreased to $270.2 million at March 31, 2005 from $273.2 million at December 31, 2004 primarily due to decreased net unrealized gains on fixed income securities, partially offset by positive cash flows from operating activities.

At March 31, 2005, all securities in the fixed income securities portfolio were rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from S&P, Fitch or Dominion; or a comparable internal rating if an externally provided rating is not available.

The unrealized net capital gains on fixed income securities at March 31, 2005 were $3.0 million, a decrease of $5.5 million or 64.7% since December 31, 2004.  The net unrealized gain was comprised of $6.8 million of unrealized gains and $3.8 million of unrealized losses at March 31, 2005.  This is compared to a net unrealized gain for the fixed income portfolio totaling $8.4 million at December 31, 2004, comprised of $9.7 million of unrealized gains and $1.3 million of unrealized losses.  Of the gross unrealized losses in the fixed income portfolio, 46.0% were concentrated in the corporate fixed income portfolio.  The losses were primarily comprised of securities in the consumer goods, capital goods and utilities sectors.  The gross unrealized losses in these sectors were primarily interest rate related.  While we expect eventual recovery of these securities and the related sectors, we included every security in our portfolio monitoring process.

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

As of March 31, 2005 and December 31, 2004, we had no securities categorized as  “problem”, “restructured” or “potential problem”.

While we may classify securities as “problem”, “restructured” or “potential problem” in the future, particularly if economic conditions are unfavorable, we expect that the total amount of securities in these categories would be low relative to the total fixed income securities portfolio.

Net Realized Capital Gains and Losses The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended March 31,
(in thousands)	2005	2004

Dispositions	$(95)	$—
Realized capital gains and losses, pretax	(95)	—
Income tax benefit	33	—
Realized capital gains and losses, after-tax	$(62)	$—

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

Reinsurance recoverable, Contractholder funds and Reserve for life-contingent contract benefits

Contractholder funds increased to $16.67 billion at March 31, 2005, from $16.23 billion at December 31, 2004 as a result of deposits from fixed annuities and interest-sensitive life policies and interest credited to contractholder funds, partially offset by surrenders, withdrawals, benefit payments and contract charges.  The reserve for life-contingent contract benefits increased $66.2 million to $1.74 billion at March 31, 2005 resulting from sales of immediate annuities and other life-contingent products, partially offset by benefits paid and policy lapses.  Reinsurance recoverable from ALIC and reinsurance recoverable from non-affiliates increased correspondingly by $439.7 million and $67.7 million, respectively, because all contractholder obligations are reinsured.

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

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity.  The following table summarizes our capital resources:

(in thousands)	March 31, 2005	December 31, 2004
Common stock, additional capital paid-in and retained income	$261,883	$259,757
Accumulated other comprehensive income	1,934	5,479
Total shareholder’s equity	$263,817	$265,236

Shareholder’s equity decreased in the first quarter of 2005 when compared to December 31, 2004, as net income was more than offset by a decline in unrealized net capital gains.

Financial Ratings and Strength We share the insurance financial strength ratings of our parent, ALIC, as our business is reinsured to ALIC.   ALIC’s ratings are influenced by many factors including operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as the current level of operating leverage.  There have been no changes in ALIC’s insurance financial strength ratings since December 31, 2004.

Item 4.         Controls and Procedures

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended March 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Information required for this Part II, Item 1, is incorporated by reference to the discussion under the heading “Regulation” and under the heading “Legal and Regulatory Proceedings and Inquires” in Note 3 of the Company’s Condensed Financial Statements in Part I, Item 1, of this Form 10-Q.

Item 6.  Exhibits

(a)  Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lincoln Benefit Life Company

(Registrant)
May 6, 2005

	By	/s/ Samuel H. Pilch

Samuel H. Pilch
Controller
(chief accounting officer and duly authorized officer of the registrant)

Exhibit No.	Description
10.1

Amended and Restated Service and Expense Agreement between Allstate Insurance Company, The Allstate Corporation and certain affiliates, effective January 1, 2004. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company's Quarterly Report on Form 10-Q for quarter ended March 31, 2005.

31.1	Rule 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1