Form 10-Q
period 2005-06-30
LINCOLN BENEFIT LIFE CO
filed 2005-08-08
CIK 910739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of July 29, 2005, the registrant had 25,000 common shares, $100 par value, outstanding, all of which are held by Allstate Life Insurance Company

LINCOLN BENEFIT LIFE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2005

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Operations for the Three-Month and Six-Month Periods Ended June 30, 2005 and 2004 (unaudited)	3

	Condensed Statements of Financial Position as of June 30, 2005 (unaudited) and December 31, 2004	4

	Condensed Statements of Cash Flows for the Six-Month Periods Ended June 30, 2005 and 2004 (unaudited)	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 6.	Exhibits	15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004
	(unaudited)		(unaudited )
Revenues
Net investment income	$3,429	$2,791	$6,790	$5,565
Realized capital gains and losses	(22)	—	(117)	—

Income from operations before income tax expense	3,407	2,791	6,673	5,565

Income tax expense	1,191	975	2,331	1,943
Net income	$2,216	$1,816	$4,342	$3,622

See notes to condensed financial statements.

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
(in thousands, except par value data)	2005	2004
	(Unaudited)

Assets
Investments
Fixed income securities, at fair value (amortized cost $258,826 and $234,371)	$267,818	$242,799
Short-term	4,553	30,408
Total investments	272,371	273,207

Cash	21,126	10,532
Reinsurance recoverable from Allstate Life Insurance Company	17,865,257	17,083,056
Reinsurance recoverable from non-affiliates	919,413	839,738
Receivable from affiliates	7,706	27,449
Current income taxes receivable	—	38
Other assets	83,303	83,853
Separate Accounts	2,455,496	2,368,312
Total assets	$21,624,672	$20,686,185

Liabilities
Contractholder funds	$17,002,871	$16,231,489
Reserve for life-contingent contract benefits	1,763,049	1,671,729
Current income taxes payable	2,293	—
Unearned premiums	24,679	23,362
Deferred income taxes	3,455	3,257
Other liabilities and accrued expenses	102,884	122,800
Separate Accounts	2,455,496	2,368,312
Total liabilities	21,354,727	20,420,949

Commitments and Contingent Liabilities (Note 3)

Shareholder’s equity
Common stock, $100 par value, 30 thousand shares authorized, 25 thousand shares issued and outstanding	2,500	2,500
Additional capital paid-in	180,000	180,000
Retained income	81,599	77,257
Accumulated other comprehensive income:
Unrealized net capital gains and losses	5,846	5,479
Total accumulated other comprehensive income	5,846	5,479
Total shareholder’s equity	269,945	265,236
Total liabilities and shareholder’s equity	$21,624,672	$20,686,185

See notes to condensed financial statements.

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2005	2004
	(Unaudited)

Cash flows from operating activities

Net income	$4,342	$3,622
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	225	140
Realized capital gains and losses	117	—
Changes in:
Reserve for life-contingent contract benefits and contractholder funds, net of reinsurance recoverables	826	(1,605)
Income taxes payable	2,331	33
Receivable/payable to affiliates, net	19,743	5,859
Other operating assets and liabilities	(10,449)	13,931
Net cash provided by operating activities	17,135	21,980

Cash flows from investing activities

Fixed income securities
Proceeds from sales	3,099	—
Investment collections	7,793	8,993
Investment purchases	(43,288)	(13,542)
Change in short-term investments	25,855	694
Net cash used in investing activities	(6,541)	(3,855)

Net increase in cash	10,594	18,125
Cash at beginning of period	10,532	23,456
Cash at end of period	$21,126	$41,581

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

The condensed financial statements and notes as of June 30, 2005, and for the three-month and six-month periods ended June 30, 2005 and 2004, are unaudited.  The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

The effects of reinsurance on premiums and contract charges are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(in thousands)
Premiums and contract charges
Direct	$203,888	$179,650	$401,596	$347,955
Assumed-non-affiliate	1,477	1,045	2,603	1,695
Ceded
Affiliate	(105,622)	(99,871)	(222,455)	(189,277)
Non-affiliate	(99,743)	(80,824)	(181,744)	(160,373)
Premiums and contract charges, net of reinsurance	$—	$—	$—	$—

The effects of reinsurance on interest credited to contractholder funds, contract benefits and certain other expenses are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(in thousands)
Interest credited to contractholder funds, contract benefits and certain other expenses
Direct	$451,593	$393,195	$1,036,412	$807,647
Assumed-non-affiliate	1,698	1,802	3,118	2,263
Ceded
Affiliate	(343,655)	(305,238)	(797,967)	(636,660)
Non-affiliate	(109,636)	(89,759)	(241,563)	(173,250)
Interest credited to contractholder funds, contract benefits and certain other expenses, net of reinsurance	$—	$—	$—	$—

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

3.   Guarantees and Contingent Liabilities

Guarantees

The Company has issued universal life insurance contracts to third parties who finance the premium payments on the universal life insurance contracts through a commercial paper program.  The Company has issued a repayment guarantee on the outstanding commercial paper balance that is fully collateralized by the cash surrender value of the universal life insurance contracts.  At June 30, 2005, the amount due under the commercial paper program is $301 million and the cash surrender value of the policies is $306 million.  The repayment guarantee expires April 30, 2006.  These contracts are ceded to ALIC under the terms of the reinsurance agreements.

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

The aggregate liability balance related to all guarantees was not material as of June 30, 2005.

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

Legal and Regulatory Proceedings and Inquiries

Background

The Company and certain of its affiliates are named as defendants in a number of lawsuits and other legal proceedings arising out of various aspects of its business.  In addition, from time to time regulatory examinations or inquiries are pending involving the Company.  As background to the “Proceedings” sub-section below, please note the following:

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

•                  For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time.  The Company reviews these matters on an on-going basis and follows the provisions of Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions.  When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

•                  In the opinion of the Company’s management, while the ultimate liability in some of these matters in excess of amounts currently reserved may be material to the Company’s operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on the financial condition of the Company.

Proceedings

Legal proceedings involving Allstate agencies and AIC may impact the Company, even when the Company is not directly involved, because the Company sells its products through a variety of distribution channels including Allstate agencies.  Consequently, information about the more significant of these proceedings is provided in the following paragraph.

AIC is defending certain matters relating to its agency program reorganization announced in 1999. These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws, a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act, breach of contract and ERISA violations, and a lawsuit filed in October 2004 by the EEOC alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization.  AIC is also defending another action, in which a class was certified, filed by former employee agents who terminated their employment prior to the agency program reorganization.  These plaintiffs have asserted breach of contract and ERISA claims and are seeking actual damages including benefits under Allstate employee benefit plans and payments provided in connection with the reorganization, as well as punitive damages.  In late March 2004, in the first EEOC lawsuit and class action lawsuit, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer.  The court also ordered that an agent who voids the release must return to AIC “any and all benefits received by the [agent] in exchange for signing the release.”  The court also “concluded that, on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order.  The case otherwise remains pending.  A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue.  These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes.  This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and has been reversed and remanded to the trial court in April 2005.  In these matters, plaintiffs seek compensatory and punitive damages, and equitable relief.  AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization.  In addition, AIC has been defending certain matters relating to its life agency program reorganization announced in 2000.  These matters have been the subject of an investigation by the EEOC with respect to allegations of age discrimination and retaliation and conciliation discussions between AIC and the EEOC.  The outcome of these disputes is currently uncertain.

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

4.   Other Comprehensive Income

The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Three Months Ended June 30,
(in thousands)	2005			2004
			After-			After-
	Pretax	Tax	tax	Pretax	Tax	tax
Unrealized holding gains (losses) arising during the period	$5,995	$(2,097)	$3,898	$(9,923)	$3,473	$(6,450)
Less: reclassification adjustments	(22)	8	(14)	—	—	—
Other comprehensive income (loss)	$6,017	$(2,105)	3,912	$(9,923)	$3,473	(6,450)

Net income			2,216			1,816
Comprehensive income (loss)			$6,128			$(4,634)

	Six Months Ended June 30,
(in thousands)	2005			2004
			After-			After-
	Pretax	Tax	Tax	Pretax	Tax	tax
Unrealized holding gains (losses) arising during the period	$447	$(156)	$291	$(6,181)	$2,163	$(4,018)
Less: reclassification adjustments	(117)	41	(76)	—	—	—
Other comprehensive income (loss)	$564	$(197)	367	$(6,181)	$2,163	(4,018)

Net income			4,342			3,622
Comprehensive income (loss)			$4,709			$(396)

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

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

OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004

Net investment income	$3,429	$2,791	$6,790	$5,565
Realized capital gains and losses	(22)	—	(117)	—
Income tax expense	(1,191)	(975)	(2,331)	(1,943)
Net income	$2,216	$1,816	$4,342	$3,622

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

Net income increased 22.0% in the three months ended June 30, 2005 and 19.9% in the first six months of 2005 compared to the same periods in 2004. The increases were due to improved net investment income, partially offset by realized capital losses recorded in the current period.

Net investment income increased 22.9% in the three months ended June 30, 2005 and 22.0% in the first six months of 2005 compared to the same periods of 2004.  The increases in both periods were primarily due to the effect of higher portfolio balances, partially offset by lower portfolio yields.  Higher portfolio balances resulted from a capital contribution from ALIC in 2004 and the investment of cash flows from operating activities.  Lower portfolio yields were due to purchases, including reinvestments, of fixed income securities with yields lower than the current portfolio average.

Realized capital losses of $22 thousand and $117 thousand were recorded in the second quarter and for the first six months of 2005, respectively, resulting from sales of fixed income securities.

FINANCIAL POSITION

(in thousands)	June 30,	December 31,
	2005	2004
Fixed income securities (1)	$267,818	$242,799
Short-term	4,553	30,408
Total investments	$272,371	$273,207

Cash	$21,126	$10,532

Reinsurance recoverable from ALIC	17,865,257	17,083,056

Reinsurance recoverable from non-affiliates	919,413	839,738

Contractholder funds	17,002,871	16,231,489

Reserve for life-contingent contract benefits	1,763,049	1,671,729

Separate Accounts assets and liabilities	2,455,496	2,368,312

(1) Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $258.8 million and $234.4 million at June 30, 2005 and December 31, 2004, respectively.

Total investments of $272.4 million at June 30, 2005 were slightly down from $273.2 million at December 31, 2004 as cash inflows from operating activities were yet to be invested at June 30, 2005.

At June 30, 2005, 100% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2, a Moody’s equivalent rating of Aaa, Aa, A or Baa; an S&P equivalent rating of AAA, AA, A or BBB; or a comparable internal rating when an external rating is not available.

The unrealized net capital gains on fixed income securities at June 30, 2005 were $9.0 million, an increase of $564 thousand or 6.7% since December 31, 2004.  The net unrealized gain was comprised of $9.8 million of unrealized gains and $841 thousand of unrealized losses at June 30, 2005.  This is compared to a net unrealized gain for the fixed income portfolio totaling $8.4 million at December 31, 2004, comprised of $9.7 million of unrealized gains and $1.3 million of unrealized losses.  Of the gross unrealized losses in the fixed income portfolio, 56.2% were concentrated in the corporate fixed income portfolio.  The losses were primarily comprised of securities in the capital goods, transportation and financial services sectors.  The gross unrealized losses in these sectors were primarily interest rate related.  While we expect eventual recovery of these securities and the related sectors, we included every security in our portfolio monitoring process.

Our portfolio monitoring process identifies and evaluates fixed income securities whose carrying value may be other than temporarily impaired.  The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost for fixed income securities is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults.  We also recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery.

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

As of June 30, 2005 and December 31, 2004, we had no securities categorized as “problem”, “restructured” or “potential problem.”

While we may classify securities as “problem”, “restructured” or “potential problem” in the future, particularly if economic conditions are unfavorable, we expect that the total amount of securities in these categories would be low relative to the total fixed income securities portfolio.

Net Realized Capital Gains and Losses The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004

Dispositions	$(22)	$—	$(117)	$—
Realized capital gains and losses, pretax	(22)	—	(117)	—
Income tax benefit	8	—	41	—
Realized capital gains and losses, after-tax	$(14)	$—	$(76)	$—

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

Reinsurance recoverable, Contractholder funds and Reserve for life-contingent contract benefits

Contractholder funds increased $771.4 million to $17.0 billion at June 30, 2005, from $16.23 billion at December 31, 2004 as a result of deposits from fixed annuities and interest-sensitive life policies, and interest credited to contractholder funds, partially offset by surrenders, withdrawals, benefit payments and contract charges.  The reserve for life-contingent contract benefits increased $91.3 million to $1.76 billion at June 30, 2005 resulting from sales of immediate annuities with life contingencies and traditional life products.  Correspondingly, reinsurance recoverable from ALIC and reinsurance recoverable from non-affiliates increased by $782.2 million and $79.7 million, respectively, during the first six months of 2005 since all contractholder obligations are reinsured.

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

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity.  The following table summarizes our capital resources:

(in thousands)	June 30, 2005	December 31, 2004
Common stock, additional capital paid-in and retained income	$264,099	$259,757
Accumulated other comprehensive income	5,846	5,479
Total shareholder’s equity	$269,945	$265,236

Shareholder’s equity increased for the first six months of 2005 when compared to December 31, 2004, due to net income and, to a much lesser extent, higher net unrealized capital gains.

Financial Ratings and Strength  We share the insurance financial strength ratings of our parent, ALIC, as our business is reinsured to ALIC.  ALIC’s ratings are influenced by many factors including operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), and exposure to risks such as the current level of operating leverage.  There have been no changes in ALIC’s insurance financial strength ratings since December 31, 2004.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended June 30, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
August 8, 2005

	By	/s/ Samuel H. Pilch

Samuel H. Pilch
Controller
(chief accounting officer and duly authorized officer of the registrant)

Exhibit No.	Description

31.1	Rule 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1