Form 10-Q
period 2005-09-30
LINCOLN BENEFIT LIFE CO
filed 2005-11-07
CIK 910739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of October 31, 2005, the registrant had 25,000 common shares, $100 par value, outstanding, all of which are held by Allstate Life Insurance Company

LINCOLN BENEFIT LIFE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenues
Net investment income	$3,420	$2,817	$10,210	$8,382
Realized capital gains and losses	—	5	(117)	5

Income from operations before income tax expense	3,420	2,822	10,093	8,387

Income tax expense	1,195	986	3,526	2,929
Net income	$2,225	$1,836	$6,567	$5,458

See notes to condensed financial statements.

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,
(in thousands, except par value data)	2005	2004
	(Unaudited)

Assets
Investments
Fixed income securities, at fair value (amortized cost $264,718 and $234,371)	$267,944	$242,799
Short-term	2,255	30,408
Total investments	270,199	273,207

Cash	18,272	10,532
Reinsurance recoverable from Allstate Life Insurance Company	18,144,274	17,083,056
Reinsurance recoverable from non-affiliates	962,575	839,738
Receivable from affiliates	—	27,449
Current income taxes receivable	—	38
Other assets	80,656	83,853
Separate Accounts	2,595,013	2,368,312
Total assets	$22,070,989	$20,686,185

Liabilities
Contractholder funds	$17,266,601	$16,231,489
Reserve for life-contingent contract benefits	1,821,962	1,671,729
Current income taxes payable	3,526	—
Unearned premiums	25,423	23,362
Deferred income taxes	1,437	3,257
Payable to affiliates, net	1,378	—
Other liabilities and accrued expenses	87,227	122,800
Separate Accounts	2,595,013	2,368,312
Total liabilities	21,802,567	20,420,949

Commitments and Contingent Liabilities (Note 3)

Shareholder’s equity
Common stock, $100 par value, 30 thousand shares authorized, 25 thousand shares issued and outstanding	2,500	2,500
Additional capital paid-in	180,000	180,000
Retained income	83,824	77,257
Accumulated other comprehensive income:
Unrealized net capital gains and losses	2,098	5,479
Total accumulated other comprehensive income	2,098	5,479
Total shareholder’s equity	268,422	265,236
Total liabilities and shareholder’s equity	$22,070,989	$20,686,185

See notes to condensed financial statements.

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2005	2004
	(Unaudited)

Cash flows from operating activities

Net income	$6,567	$5,458
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	343	215
Realized capital gains and losses	117	(5)
Changes in:
Reserve for life-contingent contract benefits and contractholder funds, net of reinsurance recoverables	1,290	(7,443)
Income taxes payable	3,564	(1,120)
Receivable/payable to affiliates, net	28,827	(10,642)
Other operating assets and liabilities	(22,716)	17,873
Net cash provided by operating activities	17,992	4,336

Cash flows from investing activities

Fixed income securities
Proceeds from sales	3,099	1,007
Investment collections	16,705	9,791
Investment purchases	(58,209)	(15,590)
Change in short-term investments	28,153	197
Net cash used in investing activities	(10,252)	(4,595)

Net increase (decrease) in cash	7,740	(259)
Cash at beginning of period	10,532	23,456
Cash at end of period	$18,272	$23,197

See notes to condensed financial statements.

LINCOLN BENEFIT LIFE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.   General

Basis of Presentation

The accompanying condensed financial statements include the accounts of Lincoln Benefit Life Company (the “Company”), a wholly owned subsidiary of Allstate Life Insurance Company (“ALIC”), which is wholly owned by Allstate Insurance Company (“AIC”), a wholly owned subsidiary of The Allstate Corporation (the “Corporation”).

The condensed financial statements and notes as of September 30, 2005, and for the three-month and nine-month periods ended September 30, 2005 and 2004, are unaudited.  The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Pending accounting standards

Financial Accounting Standards Board Staff Position No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”)

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 115-1, which nullifies the guidance in paragraphs 10-18 of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and references existing other than temporary impairment guidance.  FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for an impaired debt security. FSP FAS 115-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 is not expected to have a material impact on the Company’s Condensed Statements of Operations or Financial Position.

Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS No.  154”)

In May 2005, the Financial Accounting Standards Board (“FASB’) issued SFAS No. 154, which replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.  SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable.  SFAS No. 154 is effective for fiscal years beginning after December 15, 2005.  SFAS No. 154 is not expected to have a material impact on the Company’s Condensed Statements of Operations or Financial Position.

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

The effects of reinsurance on premiums and contract charges are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(in thousands)
Premiums and contract charges
Direct	$211,928	$183,494	$613,524	$531,449
Assumed-non-affiliate	1,614	755	4,217	2,450
Ceded
Affiliate	(116,993)	(97,214)	(339,448)	(286,491)
Non-affiliate	(96,549)	(87,035)	(278,293)	(247,408)
Premiums and contract charges, net of reinsurance	$—	$—	$—	$—

The effects of reinsurance on interest credited to contractholder funds, contract benefits and certain other expenses are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(in thousands)
Interest credited to contractholder funds, contract benefits and certain other expenses
Direct	$451,731	$377,942	$1,488,143	$1,185,589
Assumed-non-affiliate	2,050	1,177	5,168	3,440
Ceded
Affiliate	(344,857)	(275,680)	(1,142,824)	(912,340)
Non-affiliate	(108,924)	(103,439)	(350,487)	(276,689)
Interest credited to contractholder funds, contract benefits and certain other expenses, net of reinsurance	$—	$—	$—	$—

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

3.  Guarantees and Contingent Liabilities

Guarantees

The Company has issued universal life insurance contracts to third parties who finance the premium payments on the universal life insurance contracts through a commercial paper program.  The Company has issued a repayment guarantee on the outstanding commercial paper balance that is fully collateralized by the cash surrender value of the universal life insurance contracts.  At September 30, 2005, the amount due under the commercial paper program was $302 million and the cash surrender value of the policies was $307 million.  The repayment guarantee expires April 30, 2006. In November of 2005, the Company received a request for the partial withdrawal of $248 million of the policyholder account value. The proceeds from these policies will be applied to the amount due under the commercial paper program. These contracts are ceded to ALIC under the terms of the reinsurance agreements.

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

The aggregate liability balance related to all guarantees was not material as of September 30, 2005.

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

Legal and Regulatory Proceedings and Inquiries

Background

The Company and certain affiliates are involved in a number of lawsuits, regulatory inquiries, and other legal proceedings arising out of various aspects of its business.  As background to the “Proceedings” sub-section below, please note the following:

•                  These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including but not limited to, the underlying facts of each matter; novel legal issues; variations between jurisdictions in which matters are being litigated, heard or investigated; differences in applicable laws and judicial interpretations; the length of time before many of these matters might be resolved by settlement, through litigation or otherwise and, in some cases, the timing of their resolutions relative to other similar matters involving other companies; the fact that some of the lawsuits are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined; the fact that some of the lawsuits involve multi-state class actions in which the applicable law(s) for the claims at issue is in dispute and therefore unclear; and the current challenging legal environment faced by large corporations and insurance companies.

•                  In the lawsuits, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of contractual and extra-contractual damages.  In some cases, the monetary damages sought include punitive damages.  Often specific information about the relief sought, such as the amount of damages, is not available because plaintiffs have not requested specific relief in their pleadings.  In our experience, monetary demands in pleadings bear little relation to the ultimate loss, if any, to the Company.

•                  In connection with regulatory examinations and proceedings, government authorities may seek various forms of relief, including penalties, restitution, and changes in business practices.  The Company may not be advised of the nature and extent of relief sought until the final stages of the examination or proceeding.

•                  For the reasons specified above, it is not possible at this time to make meaningful estimates of the amount or range of loss that could result from the matters described below in the “Proceedings” subsection.  The Company reviews these matters on an on-going basis and follows the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions.  When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

•                  In the opinion of the Company’s management, while the ultimate liability in some of the matters described below in the “Proceedings” subsection in excess of amounts currently reserved may be material to the Company’s operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on the financial condition of the Company.

Proceedings

Legal proceedings involving Allstate agencies and AIC may impact the Company, even when the Company is not directly involved, because the Company sells its products through a variety of distribution channels including Allstate agencies.  Consequently, information about the more significant of these proceedings is provided in the following paragraph.

AIC is defending certain matters relating to its agency program reorganization announced in 1999. These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws, a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act, breach of contract and ERISA violations, and a lawsuit filed in October 2004 by the EEOC alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization.  AIC is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization.  These plaintiffs have asserted breach of contract and ERISA claims and are seeking actual damages including benefits under Allstate employee benefit plans and payments provided in connection with the reorganization, as well as punitive damages.  In late March 2004, in the first EEOC lawsuit and class action lawsuit, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer.  The court also ordered that an agent who voids the release must return to AIC “any and all benefits received by the [agent] in exchange for signing the release.”  The court also “concluded that, on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order.  The case otherwise remains pending.  A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue.  These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes.  This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in April 2005.  In these matters, plaintiffs seek compensatory and punitive damages, and equitable relief.  AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization.  In addition, AIC has been defending certain matters relating to its life agency program reorganization announced in 2000. These matters have been the subject of an investigation by the EEOC with respect to allegations of age discrimination and retaliation and conciliation discussions between AIC and the EEOC.   The outcome of these disputes is currently uncertain.

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

4.   Other Comprehensive Income

The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Three Months Ended September 30,
(in thousands)	2005			2004
			After-			After-
	Pretax	Tax	tax	Pretax	Tax	tax

Unrealized holding (losses) gains arising during the period	$(5,766)	$2,018	$(3,748)	$4,783	$(1,674)	$3,109
Less: reclassification adjustments	—	—	—	5	(2)	3

Other comprehensive (loss) income	$(5,766)	$2,018	(3,748)	$4,778	$(1,672)	3,106

Net income			2,225			1,836
Comprehensive (loss) income			$(1,523)			$4,942

	Nine Months Ended September 30,
(in thousands)	2005			2004
			After-			After-
	Pretax	Tax	tax	Pretax	Tax	tax

Unrealized holding losses arising during the period	$(5,319)	$1,862	$(3,457)	$(1,398)	$489	$(909)
Less: reclassification adjustments	(117)	41	(76)	5	(2)	3

Other comprehensive loss	$(5,202)	$1,821	(3,381)	$(1,403)	$491	(912)

Net income			6,567			5,458
Comprehensive income			$3,186			$4,546

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

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

OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004

Net investment income	$3,420	$2,817	$10,210	$8,382
Realized capital gains and losses	—	5	(117)	5
Income tax expense	(1,195)	(986)	(3,526)	(2,929)
Net income	$2,225	$1,836	$6,567	$5,458

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

Net income increased 21.2% in the three months ended September 30, 2005 and 20.3% in the first nine months of 2005 compared to the same periods in 2004. The increases were due primarily to improved net investment income.

Net investment income increased 21.4% in the three months ended September 30, 2005 and 21.8% in the first nine months of 2005 compared to the same periods of 2004.  The increases in both periods were primarily due to the effect of higher portfolio balances, partially offset by lower portfolio yields.  Higher portfolio balances resulted from a capital contribution from ALIC in 2004 and the investment of cash flows from operating activities.  Lower portfolio yields were due to purchases, including reinvestments, of fixed income securities with yields lower than the current portfolio average.

Realized capital losses of  $117 thousand were recorded for the first nine months of 2005, resulting from sales of fixed income securities.  There were no realized capital gains or losses recorded in the third quarter of 2005.

FINANCIAL POSITION

(in thousands)	September 30,	December 31,
	2005	2004
Fixed income securities (1)	$267,944	$242,799
Short-term	2,255	30,408
Total investments	$270,199	$273,207

Cash	$18,272	$10,532

Reinsurance recoverable from ALIC	18,144,274	17,083,056

Reinsurance recoverable from non-affiliates	962,575	839,738

Contractholder funds	17,266,601	16,231,489

Reserve for life-contingent contract benefits	1,821,962	1,671,729

Separate Accounts assets and liabilities	2,595,013	2,368,312

(1)   Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $264.7 million and $234.4 million at September 30, 2005 and December 31, 2004, respectively.

Total investments decreased to $270.2 million at September 30, 2005 from $273.2 million at December 31, 2004 due primarily to lower unrealized capital gains on fixed income securities.

At September 30, 2005, 100% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from S&P, Fitch or Dominion; or a comparable internal rating if an externally provided rating is not available.

The unrealized net capital gains on fixed income securities at September 30, 2005 were $3.2 million, a decrease of $5.2 million or 61.7% since December 31, 2004.  The net unrealized gain was comprised of $6.2 million of unrealized gains and $3.0 million of unrealized losses at September 30, 2005.  This is compared to a net unrealized gain for the fixed income portfolio totaling $8.4 million at December 31, 2004, comprised of $9.7 million of unrealized gains and $1.3 million of unrealized losses.

Of the gross unrealized losses in the fixed income portfolio at September 30, 2005, $1.3 million or 44.7% were in the corporate fixed income portfolio.  The losses were primarily comprised of securities in the capital goods, consumer goods and utilities sectors.  The gross unrealized losses in these sectors were primarily interest rate related.  We expect eventual recovery of these securities.  Every security was included in our portfolio monitoring process.

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

We also monitor the quality of our fixed income portfolio by categorizing certain investments as “problem”, “restructured” or “potential problem.”  Problem fixed income securities are securities in default with respect to principal or interest and/or securities issued by companies that have gone into bankruptcy subsequent to our acquisition of the security.  Restructured fixed income securities have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring.  Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have concerns regarding the borrower’s ability to pay future principal and interest, which causes us to believe these securities may be classified as problem or restructured in the future.

As of September 30, 2005 and December 31, 2004, we had no securities categorized as  “problem”, “restructured” or “potential problem.”

While we may classify securities as “problem”, “restructured” or “potential problem” in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories would be low relative to the total fixed income securities portfolio.

Net Realized Capital Gains and Losses The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004

Dispositions	$—	$5	$(117)	$5
Realized capital gains and losses, pretax	—	5	(117)	5
Income tax (expense) benefit	—	(2)	41	(2)
Realized capital gains and losses, after-tax	$—	$3	$(76)	$3

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

Reinsurance recoverable, Contractholder funds and Reserve for life-contingent contract benefits

Contractholder funds increased $1.04 billion to $17.27 billion at September 30, 2005, from $16.23 billion at December 31, 2004 as a result of deposits from fixed annuities and interest-sensitive life policies, and interest credited to contractholder funds, partially offset by surrenders, withdrawals, benefit payments and contract charges.  The reserve for life-contingent contract benefits increased $150.2 million to $1.82 billion at September 30, 2005 resulting from sales of traditional life products and immediate annuities with life contingencies.  Correspondingly, reinsurance recoverable from ALIC and reinsurance recoverable from non-affiliates increased by $1.06 billion and $122.8 million, respectively, during the first nine months of 2005 since all contractholder obligations are reinsured.

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

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity.  The following table summarizes our capital resources:

(in thousands)	September 30, 2005	December 31, 2004
Common stock, additional capital paid-in and retained income	$266,324	$259,757
Accumulated other comprehensive income	2,098	5,479
Total shareholder’s equity	$268,422	$265,236

Shareholder’s equity increased for the first nine months of 2005 when compared to December 31, 2004 due to net income, partially offset by lower net unrealized capital gains.

Financial Ratings and Strength  We share the insurance financial strength ratings of our parent, ALIC, as our business is reinsured to ALIC.  ALIC’s ratings are influenced by many factors including operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures, operating leverage, Allstate Insurance Company’s (“AIC”) ratings and other factors.  There have been no changes in ALIC’s insurance financial strength ratings since December 31, 2004.

In connection with developments at AIC, in October 2005, Standard & Poor’s affirmed the AA insurance financial strength ratings of ALIC and its rated affiliates, with a revised rating outlook of ‘Negative’ (from ‘Stable’).  Also in October 2005, Moody’s affirmed the Aa2 insurance financial strength ratings of ALIC and its rated affiliates.  Furthermore, in November 2005, A.M. Best affirmed the A+ insurance financial strength ratings of ALIC and its rated affiliates.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission under the Securities Exchange Act is made known to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended September 30, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

November 7, 2005

	By	/s/ Samuel H. Pilch

Samuel H. Pilch
Controller
(chief accounting officer and duly authorized officer of the registrant)

Exhibit No.	Description

31.1	Rule 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1