Form 10-K
period 2005-12-31
LINCOLN BENEFIT LIFE CO
filed 2006-03-13
CIK 910739

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

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

INDICATE BY CHECK MARK IF THE REGISTRANT IS A WELL-KNOWN SEASONED ISSUER, AS DEFINED IN RULE 405 OF THE SECURITIES ACT. YES / / NO /X/

INDICATE BY CHECK MARK IF THE REGISTRANT IS NOT REQUIRED TO FILE REPORTS PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE ACT. YES / / NO /X/

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A NON-ACCELERATED FILER. SEE DEFINITION OF "ACCELERATED FILER AND LARGE ACCELERATED FILER" IN RULE 12b-2 OF THE EXCHANGE ACT.

  LARGE ACCELERATED FILER      ACCELERATED FILER       NON-ACCELERATED FILER
             / /                      / /                         /X/

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT). YES / / NO /X/

NONE OF THE COMMON EQUITY OF THE REGISTRANT IS HELD BY NON-AFFILIATES. THEREFORE, THE AGGREGATE MARKET VALUE OF COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT IS ZERO.

AS OF MARCH 10, 2006, THE REGISTRANT HAD 25,000 COMMON SHARES, $100 PAR VALUE, OUTSTANDING, ALL OF WHICH ARE HELD BY ALLSTATE LIFE INSURANCE COMPANY.

                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
PART I
Item 1.      Business                                                                                        1
Item 1A.     Risk Factors                                                                                    2
Item 2.      Properties                                                                                      2
Item 3.      Legal Proceedings                                                                               2
Item 4.      Submission of Matters to a Vote of Security Holders *                                         N/A
PART II
Item 5.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
             Purchases of Equity Securities                                                                  2
Item 6.      Selected Financial Data *                                                                     N/A
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations           3
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk                                     17
Item 8.      Financial Statements and Supplementary Data                                                    18
Item 9.      Change in and Disagreements with Accountants on Accounting and Financial Disclosure            44
Item 9A.     Controls and Procedures                                                                        44
Item 9B.     Other Information                                                                              44
PART III
Item 10.     Directors and Executive Officers of the Registrant *                                          N/A
Item 11.     Executive Compensation*                                                                       N/A
Item 12.     Security Ownership of Certain Beneficial Owners and Management *                              N/A
Item 13.     Certain Relationships and Related Transactions *                                              N/A
Item 14.     Principal Accountant Fees and Services                                                         45
PART IV
Item 15.     Exhibits and Financial Statement Schedules                                                     46
             Signatures                                                                                     49
             Supplemental Information to be Furnished With Reports Filed Pursuant to Section
             15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not
             Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934            50
             Financial Statement Schedules                                                                 S-1

             * Omitted pursuant to General Instruction I(2) of Form 10-K

PART I

ITEM 1. BUSINESS

     Lincoln Benefit Life Company ("Lincoln Benefit", "we", "our" or "us") was incorporated under the laws of the State of Nebraska in 1938. Lincoln Benefit is a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), a stock life insurance company incorporated under the laws of the State of Illinois. ALIC is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a stock property-liability insurance company organized under the laws of the State of Illinois. All of the outstanding capital stock of Allstate Insurance Company is owned by The Allstate Corporation (the "Corporation" or "Allstate"), a publicly owned holding company incorporated under the laws of the State of Delaware. The Corporation is the largest publicly held personal lines insurer in the United States. Widely known through the "You're In Good Hands With Allstate(R)" slogan, Allstate provides insurance products to more than 17 million households through a distribution network that utilizes a total of 14,100 exclusive agencies and exclusive financial specialists in the United States and Canada. Allstate is the second-largest personal property and casualty insurer in the United States on the basis of 2004 statutory premiums earned. In addition, it is the nation's 13th largest life insurance business on the basis of 2004 ordinary life insurance in force and 17th largest on the basis of 2004 statutory admitted assets.

     We are authorized to sell life insurance, retirement and investment products in all states except New York, as well as in the District of Columbia, Guam and the U.S. Virgin Islands.

     Our mission is to assist financial services professionals in meeting their clients' financial protection, retirement and investment needs by providing top-tier products delivered with reliable and efficient service.

     The Company provides life insurance, retirement and investment products to individuals. Our principal products include interest-sensitive and traditional life insurance, variable life insurance, variable and fixed annuities and accident and health insurance. Products are sold through Allstate exclusive agencies, independent agents (including master brokerage agencies) and broker/dealers.

     We compete principally on the basis of the scope of our distribution systems, the breadth of our product offerings, the recognition of our brands, our financial strength and ratings, our product features and prices, and the level of customer service that we provide. In addition, with respect to variable annuity and variable life insurance products in particular, we compete on the basis of the variety of fund managers and choices of funds for our separate accounts and the management and performance of those funds within our separate accounts.

     The market for life insurance, retirement and investment products continues to be highly fragmented and competitive. As of December 31, 2005, there were approximately 740 groups of life insurance companies in the United States, most of which offered one or more similar products. In addition, because many of these products include a savings or investment component, our competition includes domestic and foreign securities firms, investment advisors, mutual funds, banks and other financial institutions. Competitive pressure is growing due to several factors, including cross marketing alliances between unaffiliated businesses, as well as consolidation activity in the financial services industry.

     We cede the mortality risk on certain life policies, depending upon the issue year and product, to a pool of twelve non-affiliated reinsurers. Beginning in 1998, we cede mortality risk on new business in excess of $2 million per life for individual coverage. For business sold prior to 1998, we ceded mortality risk in excess of $350 thousand per life for individual coverage.

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

     Lincoln Benefit is subject to extensive regulation, primarily at the state level. The method, extent and substance of such regulation varies by state but generally has its source in statutes that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to a state regulatory agency. In general, such regulation is intended for the protection of those who purchase or use insurance products. These rules have a substantial effect on our business and relate to a wide variety of matters including insurance company licensing and examination, agent licensing and compensation, trade practices, policy forms, accounting methods, the nature and amount of investments, claims practices, participation in guaranty funds, reserve adequacy, insurer solvency, transactions with affiliates, the payment of dividends, and underwriting standards. For discussion of statutory financial information, see Note 10 of the Financial Statements. For discussion of regulatory contingencies, see Note 8 of the Financial Statements. Notes 8 and 10 are incorporated in this Part I, Item 1 by reference.

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

ITEM 1A. RISK FACTORS

     Information required in Item 1A is incorporated by reference to the discussion under heading "Forward-Looking Statements and Risk Factors" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. PROPERTIES

     We occupy office space in Lincoln, Nebraska that is owned by AIC. Expenses associated with this facility are allocated to us on a direct basis. We also lease office space in Lincoln for general operations, file storage and information technology support.

ITEM 3. LEGAL PROCEEDINGS

     Information for Item 3 is incorporated by reference to the discussion under the headings "Regulation" and "Legal and regulatory proceedings and inquiries" in Note 8 of our financial statements.

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

     From January 1, 2003 through March 15, 2006, we paid no dividends on our common stock to ALIC.

     For additional information on dividends, including restrictions on the payment of dividends, see the discussion under the heading "Dividends" in Note 10 of our financial statements, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion highlights significant factors influencing the financial position and results of operations of Lincoln Benefit Life Company (referred to in this document as "we", "Lincoln Benefit", "our", "us" or the "Company"). It should be read in conjunction with the financial statements and related notes found under Part II Item 8 contained herein. We operate as a single segment entity, based on the manner in which financial information is used internally to evaluate performance and determine the allocation of resources.

     The most important matters that we monitor to evaluate the financial condition and performance of our company include:

     - For operations: premiums and deposits ceded to ALIC, and invested assets;
     - For investments: credit quality/experience, stability of long-term returns, cash flows and asset duration;
     - For financial condition: our financial strength ratings and capital position; and
     - For product distribution: profitably growing distribution partner relationships and Allstate exclusive agencies sales of all products and services, which we cede to ALIC under the terms of the reinsurance agreements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     We have identified two accounting policies that require us to make assumptions and estimates that are significant to the financial statements. It is reasonably likely that changes in these assumptions and estimates could occur from period to period and result in a material impact on our financial statements. A brief summary of each of these critical accounting policies follows. For a more detailed discussion of the effect of these policies on our financial statements, and the judgments and estimates relating to these policies, see the referenced sections of Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"). For a complete summary of our significant accounting policies see Note 2 of the financial statements.

INVESTMENT VALUATION The fair value of publicly traded fixed income securities is based on independent market quotations.

     For investments classified as available for sale, the difference between fair value and amortized cost for fixed income securities, net of deferred income taxes, is reported as a component of accumulated other comprehensive income on the Statements of Financial Position and is not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party, or when declines in fair values are deemed other than temporary. The assessment of other than temporary impairment of a security's fair value is performed on a portfolio review as well as a case-by-case basis considering a wide range of factors. For our portfolio review evaluations, we ascertain whether there are any approved programs involving the disposition of investments such as changes in duration, revision to strategic asset allocations and liquidity actions; and any dispositions planned by the portfolio managers. In these instances, we recognize impairment on securities being considered for these approved planned actions if the security is in an unrealized loss position. There are a number of assumptions and estimates inherent in evaluating impairments and determining if they are other than temporary, including 1) our ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the expected recoverability of principal and interest; 3) the duration and extent to which the fair value has been less than amortized cost;
4) the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity. Additionally, once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to later determine that an impairment is other than temporary, including 1) general economic conditions that are worse than previously assumed or that have a greater adverse effect on a particular issuer than originally estimated; 2) changes in the facts and circumstances related to a particular issuer's ability to meet all of its contractual obligations; and 3) changes in facts and circumstances or new information that we obtained which causes a change in our ability or intent to hold a security to maturity or until it recovers in value. Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholder's equity since our

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

portfolio is carried at fair value and as a result, any related unrealized loss, net of deferred tax, would already be reflected as accumulated other comprehensive income in shareholder's equity.

     For a more detailed discussion of the risks relating to changes in investment values and levels of investment impairment, and the potential causes of such changes, see Note 4 of the financial statements and the Financial Position, Market Risk and Forward-looking Statements and Risk Factors sections of MD&A.

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS ESTIMATION Long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses are used when establishing the reserve for life-contingent contract benefits. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. Future investment yield assumptions are determined at the time the policy is issued based upon prevailing investment yields as well as estimated reinvestment yields. Mortality, morbidity and policy termination assumptions are based on our experience and industry experience prevailing at the time the policies are issued. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium-paying period.

     For further discussion of these policies see Note 6 of the financial statements and the Forward-looking Statements and Risk Factors sections of the MD&A.

OPERATIONS

OVERVIEW AND STRATEGY We are a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation" or "Allstate"). ALIC, along with Lincoln Benefit and its other wholly owned subsidiaries provide life insurance, retirement and investment products to individual customers. Our mission is to assist financial services professionals in meeting their clients' financial protection, retirement and investment needs by providing top-tier products delivered with reliable and efficient service.

     We are pursuing the following actions and strategies to improve return on equity: maintaining and developing focused top-tier products, deepening distribution partner relationships, improving our cost structure through scale and efficiencies and advancing our enterprise risk management program. The execution of our business strategies has and may continue to involve simplifying our business model and focusing on those products and distribution relationships where we can secure strong leadership positions while generating acceptable returns. This may require modifying the number and selection of products marketed; terminating underperforming distribution relationships; reducing policy administration software systems; and other actions that we may determine are appropriate to successfully execute our business strategies.

RESULTS OF OPERATIONS

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------
 (IN THOUSANDS)                                       2005              2004            2003
                                                  --------------    ------------    -------------
 Net investment income                          $       13,632    $      11,234   $       11,434
 Realized capital gains and losses                        (174)               5               73
 Income tax expense                                      4,671            3,925            4,092
                                                  --------------    ------------    -------------
 Net income                                     $        8,787    $       7,314   $        7,415
                                                  ==============    ============    =============

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

NET INCOME increased 20.1% in 2005 compared to 2004 and decreased 1.4% in 2004 compared to 2003. The increase in 2005 was due to higher net investment income, partially offset by realized capital losses in the current year compared to realized capital gains in the prior year. The decrease in 2004 was due to decreased net

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

investment income and realized capital gains, partially offset by lower income tax expense.

NET INVESTMENT INCOME increased 21.3% in 2005 compared to 2004 and decreased 1.7% in 2004 compared to 2003. The increase in 2005 was due to higher average invested assets due to a capital contribution that was received late in 2004 and higher portfolio yields. The decrease in 2004 was due to lower portfolio yields, partially offset by higher portfolio balances resulting from a capital contribution from ALIC.

NET REALIZED CAPITAL LOSSES were $174 thousand in 2005 compared net realized capital gains of $5 thousand and $73 thousand in 2004 and 2003, respectively. The realized capital gains and losses for 2005, 2004 and 2003 were attributable to dispositions of fixed income securities. For further discussion of realized capital gains and losses see Net Realized Capital Gains and Losses section of the MD&A.

FINANCIAL POSITION

     (IN THOUSANDS)

                                                                          2005                      2004
                                                                    -----------------          ----------------
     Fixed income securities (1)                                       $     267,545              $    242,799
     Short-term                                                                3,824                    30,408
                                                                    -----------------          ----------------
          Total investments                                            $     271,369              $    273,207
                                                                    =================          ================

     Cash                                                              $       8,349              $     10,532
     Reinsurance recoverable from ALIC                                    18,350,983                17,083,056
     Reinsurance recoverable from non-affiliates                           1,019,850                   839,738
     Contractholder funds                                                 17,462,104                16,231,489
     Reserve for life-contingent contract benefits                         1,892,194                 1,671,729
     Separate accounts assets and liabilities                              2,718,509                 2,368,312

     (1) Fixed income securities are carried at fair value. Amortized cost for these securities was $266.5 million and $234.4 million at December 31, 2005 and 2004, respectively.

     Total investments decreased to $271.4 million at December 31, 2005 from $273.2 million at December 31, 2004 primarily due to lower unrealized capital gains on fixed income securities, partially offset by the investment of operating cash flows. At December 31, 2005 and 2004, unrealized capital gains on fixed income securities were $1.1 million and $8.4 million, respectively.

FIXED INCOME SECURITIES

     See Note 4 of the financial statements for a table showing the amortized cost, unrealized gains, unrealized losses and fair value for each type of fixed income security for the years ended December 31, 2005 and 2004.

     Municipal bonds, primarily tax-exempt securities, totaled $544 thousand at December 31, 2005, all of which were rated investment grade. The municipal bond portfolio was insured by one bond insurer and accordingly had a Moody's equivalent rating of Aaa. Corporate bonds totaled $90.8 million and all were rated as investment grade at December 31, 2005.

     Mortgage-backed securities ("MBS") totaled $32.0 million at December 31, 2005, all of which were investment grade. Approximately 94.4% of the MBS portfolio consists of securities that were issued by, or have underlying collateral that is guaranteed by U.S. government agencies or U.S. government sponsored entities. For the remaining portion of the portfolio not guaranteed by U.S. government agencies or entities, 100% had a Moody's rating of Aaa or a Standard & Poor's ("S&P") rating of AAA, the highest rating category. The MBS portfolio is subject to interest rate risk since price volatility and ultimate realized yield are affected by the rate of prepayment of the underlying mortgages.

     Commercial Mortgage-backed securities ("CMBS") totaled $27.2 million at December 31, 2005. CMBS investments primarily represent pools of commercial mortgages, broadly diversified across property types and geographical area. The CMBS portfolio is subject to credit risk, but unlike other structured products is generally

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

not subject to prepayment risk due to protections within the underlying commercial mortgages, whereby borrowers are effectively restricted from prepaying their mortgages due to changes in interest rates. Credit defaults can result in credit directed prepayments. All securities in the CMBS portfolio had a Moody's rating of Aaa or a Standard & Poor's ("S&P") rating of AAA, the highest rating category, at December 31, 2005.

     Asset-backed securities ("ABS") totaled $15.6 million at December 31, 2005. Our ABS portfolio is subject to credit and interest rate risk. Credit risk is managed by monitoring the performance of the collateral. In addition, many of the securities in the ABS portfolio are credit enhanced with features such as over-collateralization, subordinated structures, reserve funds, guarantees and/or insurance. All securities in the ABS portfolio had a Moody's rating of Aaa or an S&P rating of AAA. A portion of the ABS portfolio is also subject to interest rate risk since, for example, price volatility and ultimate realized yield are affected by the rate of repayment of the underlying assets.

     At December 31, 2005, all securities in the fixed income portfolio were rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody's or a rating of AAA, AA, A or BBB from S&P, Fitch or Dominion; or a comparable internal rating if an externally provided rating is not available.

     The following table summarizes the credit quality of the fixed income securities portfolio at December 31, 2005.

(IN THOUSANDS)

 NAIC                                                                                          PERCENT OF
 RATINGS             MOODY'S EQUIVALENT                                 FAIR VALUE               TOTAL
--------------      -------------------------------------------     -------------------      --------------
      1             Aaa/Aa/A                                     $             252,996                94.6 %
      2             Baa                                                         14,549                 5.4
                                                                    -------------------      --------------
                                                                 $             267,545               100.0 %
                                                                    ===================      ==============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

UNREALIZED GAINS AND LOSSES See Note 4 of the financial statements for further disclosures regarding unrealized losses on fixed income securities and factors considered in determining whether they are not other than temporarily impaired. The unrealized net capital gains on fixed income securities at December 31, 2005 totaled $1.1 million, a decrease of $7.3 million or 87.1% since December 31, 2004. Gross unrealized gains and losses on fixed income securities are provided in the table below.

                                                                         GROSS UNREALIZED
                                                   AMORTIZED      --------------------------------        FAIR
(IN THOUSANDS)                                       COST             GAINS            LOSSES             VALUE
                                                 -------------    --------------    --------------    --------------
AT DECEMBER 31, 2005

Corporate:
   Capital goods                               $       21,439   $           156   $         (487)   $        21,108
   Financial services                                  17,878               514             (149)            18,243
   Consumer goods                                      15,919                 6             (357)            15,568
   Banking                                             15,164               331             (101)            15,394
   Utilities                                            8,324                 -             (320)             8,004
   Transportation                                       8,219               110             (242)             8,087
   Basic industry                                       2,992                 -              (90)             2,902
   Communications                                       1,489                16                -              1,505
                                                 -------------    --------------    --------------    --------------
Total corporate fixed income portfolio                 91,424             1,133           (1,746)            90,811

U.S. government and agencies                           99,197             3,333           (1,139)           101,391
Municipal                                                 503                41                -                544
Asset-backed securities                                15,120               546              (48)            15,618
Mortgage-backed securities                             32,362               209             (606)            31,965
Commercial mortgage-backed securities                  27,851                69             (704)            27,216
                                                 -------------    --------------    --------------    --------------
   Total fixed income securities               $      266,457   $         5,331   $       (4,243)   $       267,545
                                                 =============    ==============    ==============    ==============

     The capital goods, consumer goods and utilities sectors had the highest concentration of unrealized losses in our corporate fixed income securities portfolio at December 31, 2005. The gross unrealized losses in these sectors were primarily interest rate related or company specific. All securities in an unrealized loss position at December 31, 2005 were included in our portfolio monitoring process wherein it was determined that the declines in value were not other than temporary.

     The following table shows the composition by credit quality of fixed income securities with gross unrealized losses at December 31, 2005.

(IN THOUSANDS)

     NAIC                                      UNREALIZED        PERCENT           FAIR           PERCENT
    RATING        MOODY'S EQUIVALENT              LOSS           OF TOTAL          VALUE          OF TOTAL
                                              -------------    -------------    ------------    -----------
      1           Aaa/Aa/A                 $      (3,777)             89.0%  $     155,615           94.4%
      2           Baa                               (466)             11.0           9,230            5.6
                                              -------------    -------------    ------------    -----------
                  Total                    $      (4,243)            100.0%  $     164,845          100.0%
                                              =============    =============    ============    ===========

     At December 31, 2005, all of the gross unrealized losses were related to investment grade fixed income securities. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     The scheduled maturity dates for fixed income securities in an unrealized loss position at December 31, 2005 are shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

                                                   UNREALIZED         PERCENT              FAIR          PERCENT
(IN THOUSANDS)                                        LOSS            OF TOTAL             VALUE         OF TOTAL
                                                ----------------    -----------        ------------   -------------
Due after one year through five years                  (686)               16.2  %  $      46,563          28.3 %
Due after five years through ten years               (2,272)               53.5            68,604          41.6
Due after ten years                                    (631)               14.9            21,646          13.1
Mortgage- and asset- backed securities (1)             (654)               15.4            28,032          17.0
                                                ----------------    -----------        ------------   -------------
Total                                         $      (4,243)              100.0  %  $     164,845         100.0 %
                                                ================    ===========        ============   =============

(1)Because of the potential for prepayment, mortgage- and asset-backed securities are not categorized based on their contractual maturities.

PORTFOLIO MONITORING We have a comprehensive portfolio monitoring process to identify and evaluate, on a case by case basis, fixed income securities for which carrying value may be other than temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify those securities for which fair value compared to amortized cost is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults. The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list. As a result of approved programs involving the disposition of investments such as changes in duration and revisions to strategic asset allocations, and certain dispositions anticipated by portfolio managers, we also conduct a portfolio review to recognize impairment losses on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery. All securities in an unrealized loss position at December 31, 2005 were included in our portfolio monitoring process wherein it was determined that the declines in value were not other than temporary.

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

     As of December 31, 2005, we did not have any fixed income securities categorized as problem, restructured or potential problem.

NET REALIZED CAPITAL GAINS AND LOSSES The following table presents realized capital gains and losses on a pretax and after-tax basis for the years ended December 31. Realized capital gains and losses in 2005, 2004 and 2003 related entirely to dispositions, which include sales, losses recognized in anticipation of dispositions and other transactions such as calls and prepayments.

(IN THOUSANDS)                                          2005           2004           2003
                                                     -----------    -----------    -----------
Realized capital gains and losses, pretax         $       (174)  $          5   $         73
Income tax benefit (expense)                                60             (2)           (26)
                                                     -----------    -----------    -----------
Realized capital gains and losses, after-tax      $       (114)  $          3   $         47
                                                     ===========    ===========    ===========

     We may sell securities during the period in which fair value has declined below amortized cost for fixed income securities. In certain situations new factors such as negative developments, subsequent credit deterioration, relative value opportunities, market liquidity concerns and portfolio reallocations can subsequently change our previous intent to continue holding a security.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

SHORT-TERM INVESTMENTS Our short-term investment portfolio was $3.8 million and $30.4 million at December 31, 2005 and 2004, respectively. We invest available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of less than one year.

CASH At December 31, 2005, the cash balance was $8.3 million compared to $10.5 million at December 31, 2004. Fluctuations in our cash position generally result from differences in the timing of reinsurance payments to and from ALIC.

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

     At December 31, 2005, contractholder funds increased to $17.46 billion from $16.23 billion at December 31, 2004 as a result of new and additional deposits from fixed annuities and interest credited to contractholder funds partially offset by surrenders, withdrawals and benefit payments. The reserve for life-contingent contract benefits increased $220.5 million to $1.89 billion at December 31, 2005 resulting from sales of immediate annuities with life contingences and other life-contingent products, partially offset by benefits paid and policy lapses. Reinsurance recoverables from ALIC and reinsurance recoverable from non-affiliates increased correspondingly by $1.27 billion and $180.1 million, respectively.

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

     Developments in the insurance industry have included consolidation activity between reinsurers, which causes reinsurance risk across the industry to be concentrated among fewer companies. At December 31, 2005, approximately 99% of non-affiliated reinsurance recoverables were reinsured under uncollateralized reinsurance agreements with companies that had a financial strength rating of A-or above, as measured by S&P. In certain cases, these ratings refer to the financial strength of the affiliated group or parent company of the reinsurer.

     We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis and a provision for uncollectible reinsurance is recorded if needed. No amounts have been deemed unrecoverable in the three-years ended December 31, 2005.

SEPARATE ACCOUNTS Separate accounts assets and liabilities increased 14.8% to $2.72 billion at December 31, 2005 compared to December 31, 2004. The increase was primarily attributable to sales of variable annuity contracts, increases in the fair value of the separate accounts' funds values and transfers from the general account to the separate accounts' funds, partially offset by surrenders and withdrawals and expense charges.

     The assets related to variable contracts are legally segregated and are reflected as separate accounts assets. The assets of the separate accounts are carried at fair value. Separate accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and therefore, are not included in our Statements of Operations and Comprehensive Income. Our revenues from the separate accounts consist of contract charges related to maintenance and administration, mortality, early surrender and expenses, which are then ceded to ALIC.

     Absent any contract provision wherein we guarantee either a minimum return or account value upon death, a specified contract anniversary date, partial withdrawal or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts' funds may not meet their stated investment objectives. The risk and associated cost of these contract guarantees are ceded to ALIC in accordance with our reinsurance agreements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

MARKET RISK

     Market risk is the risk that we will incur losses due to adverse changes in interest rates or equity prices. Our primary market risk exposure is to changes in interest rates, although we also have certain exposures to changes in equity prices in our equity-indexed annuities and separate accounts liabilities. This risk is transferred to ALIC in accordance with our reinsurance agreements.

OVERVIEW Investment policies define the overall framework for managing market and other investment risks, including accountability and control over risk management activities. These investment activities follow policies that have been approved by our board of directors. These investment policies specify the investment limits and strategies that are appropriate given our liquidity, surplus, product profile, and regulatory requirements. Executive oversight of investment activities is conducted primarily through our board of directors.

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

INTEREST RATE RISK is the risk that we will incur loss due to adverse changes in interest rates. This risk arises from our investment in interest-sensitive assets.

     One of the measures used to quantify interest rate exposure is duration. Duration measures the price sensitivity of assets to changes in interest rates. For example, if interest rates increase by 100 basis points the fair value of an asset with a duration of 5 is expected to decrease in value by approximately 5%. Our asset duration was approximately 4.6 and 5.0 at December 31, 2005 and 2004, respectively

     To calculate duration, we project asset cash flows and calculate their net present value using a risk-free market interest rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at alternative interest rates and determining the percentage change in aggregate fair value. The projections include assumptions (based upon historical market experience and our experience) that reflect the effect of changing interest rates on the prepayment, lapse, leverage and/or option features of instruments, where applicable. Such assumptions relate primarily to mortgage-backed securities, collateralized mortgage obligations, and municipal and corporate obligations.

     Based upon the information and assumptions we use in our duration calculation and interest rates in effect at December 31, 2005, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of the assets by approximately $12.3 million compared to $11.8 million at December 31, 2004. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential impact of such an event.

     To the extent that conditions differ from the assumptions we used in these calculations, duration and rate shock measures could be significantly impacted. Additionally, our calculation assumes that the current relationship between short-term and long-term interest rates (the term structure of interest rates) will remain constant over time. As a result, these calculations may not fully capture the effect of non-parallel changes in the term structure of interest rates and/or large changes in interest rates.

EQUITY PRICE RISK is the risk that we will incur economic losses due to adverse changes in the general levels of the equity markets. At December 31, 2005 and 2004, we had separate account assets related to variable annuities and variable life contracts with account values totaling $2.72 billion and $2.37 billion, respectively. We earn contract charges as a percentage of these account values. In the event of an immediate decline of 10% in the account values due to equity market declines, we would have earned approximately $2.5 million and $3.2 million less in fee revenue at December 31, 2005 and 2004, respectively, which would be ceded to ALIC.

     Variable annuity contracts we sell have a guaranteed minimum death benefit ("GMDB") and customers may have chosen to purchase an enhanced GMDB, a guaranteed minimum income benefit ("GMIB") from 1998 to December 31, 2003, a TrueReturnSM guaranteed minimum accumulation benefit ("GMAB") beginning in 2004, and a SureIncomeSM guaranteed minimum withdrawal benefit ("GMWB") beginning in 2005. These guarantees

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

subject us to additional equity market risk because the beneficiary or contractholder may receive a benefit that is greater than their corresponding account value, which are ceded to ALIC. GMDBs are payable upon death. GMIBs may be exercised on or after the ten-year anniversary (not prior to 2008) of the contract if the contractholder elects to receive a defined stream of payments ("annuitize"). GMABs are credited to the contractholder account on a contract anniversary date that is pre-determined by the contractholder, between the eighth and twentieth year after contract issue (not prior to 2012). GMABs guarantee an account value of up to 2.5 times (or 250%) of the amount deposited in the contract, depending on the amount of time the contract is in force and adherence to certain fund allocation requirements. GMWBs may be payable if the contractholder elects to take partial withdrawals. GMWBs guarantee that the contractholder can take annual partial withdrawals up to 8% of the amount deposited in the contract until their withdrawals total the initial deposit. All variable annuity contract charges and fees, liabilities and benefits, including the GMDBs, GMIBs, GMABs and GMWBs are ceded to ALIC in accordance with the reinsurance agreements, thereby limiting our equity risk exposure.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES consist of shareholder's equity. The following table summarizes our capital resources at December 31:

(IN THOUSANDS)                                                  2005                 2004                2003
                                                           ----------------     ----------------    ---------------
Common stock, additional capital paid-in and
   retained income                                      $          268,544   $          259,757  $         202,748
Accumulated other comprehensive income                                 707                5,479              7,265
                                                           ----------------     ----------------    ---------------
Total shareholder's equity                              $          269,251   $          265,236  $         210,013
                                                           ================     ================    ===============

SHAREHOLDER'S EQUITY increased $4.0 million during the year ended December 31, 2005 when compared to December 31, 2004, due to net income of $8.8 million partially offset by a decrease in unrealized net capital gains on fixed income securities of $4.8 million. Shareholder's equity increased $55.2 million during the year ended December 31, 2004 when compared to December 31, 2003, due to net income of $7.3 million and a cash capital contribution of $49.7 million partially offset by a decrease in unrealized net capital gains of $1.8 million.

FINANCIAL RATINGS AND STRENGTH We share the insurance financial strength ratings of our parent, ALIC, because our business is reinsured to ALIC. Our insurance financial strength was rated Aa2, AA, and A+g by Moody's, Standard & Poor's and A.M. Best, respectively, at December 31, 2005.

     Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, the amount of financial leverage (i.e., debt), risk exposures, operating leverage, ALIC's ratings and other factors.

     State laws specify regulatory actions if an insurer's risk-based capital ("RBC"), a measure of an insurer's solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC. The formula for calculating RBC for life insurance companies takes into account factors relating to insurance, business, asset and interest rate risks. At December 31, 2005, our RBC was above levels that would require regulatory actions.

     The NAIC has also developed a set of financial relationships or tests known as the Insurance Regulatory Information System to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or actions by insurance regulatory authorities. The NAIC analyzes financial data provided by insurance companies using prescribed ratios, each with defined "usual ranges." Generally, regulators will begin to monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. Our ratios are within these ranges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

LIQUIDITY SOURCES AND USES Our potential sources of funds principally include the following activities:

       -    Receipt of insurance premiums
       -    Contractholder fund deposits
       -    Reinsurance recoveries
       -    Receipts of principal and interest on investments
       -    Sales of investments
       -    Inter-company loans
       -    Capital contributions from parent

Our potential uses of funds principally include the following activities:

       -    Payment of contract benefits, surrenders and withdrawals
       -    Reinsurance cessions and payments
       -    Operating costs and expenses
       -    Purchase of investments
       -    Repayment of inter-company loans
       -    Tax payments/settlements
       -    Dividends to parent

     As reflected in our Statements of Cash Flows, net cash provided by operating activities was $11.6 million in 2005. This compares to net cash used in operating activities of $4.2 million in 2004 and $93.8 million in 2003. Fluctuations in net cash provided by or used in operating activities primarily occur as a result of changes in net investment income and differences in the timing of reinsurance payments to and from ALIC.

     Under the terms of reinsurance agreements, all premiums and deposits, excluding those relating to variable contracts and those reinsured to non-affiliated reinsurers, are transferred to ALIC, which maintains the investment portfolios supporting our products. Payments of contractholder claims, benefits (including GMDBs, GMIBs, GMABs and GMWBs), contract maturities, contract surrenders and withdrawals and certain operating costs (excluding investment-related expenses), are also or will be reimbursed by ALIC, under the terms of the reinsurance agreements. We continue to have primary liability as a direct insurer for risks reinsured. Our ability to meet liquidity demands is dependent on ALIC's ability to meet those obligations under the reinsurance programs.

     Our ability to pay dividends is dependent on business conditions, income, cash requirements and other relevant factors. The payment of shareholder dividends without the prior approval of the state insurance regulator is limited by Nebraska law to formula amounts based on statutory surplus and statutory net gain from operations, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that we can distribute during 2006 without prior approval of the Nebraska Department of Insurance is $26.8 million.

     We have entered into an inter-company loan agreement with the Corporation. The amount of inter-company loans available to us is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. We had no amounts outstanding under the inter-company loan agreement at December 31, 2005 or 2004, respectively. The Corporation uses commercial paper borrowings and bank lines of credit to fund inter-company borrowings.

     Certain remote events and circumstances could constrain the Corporation's liquidity. Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a downgrade in the Corporation's long-term debt rating of A1, A+ and a (from Moody's, Standard & Poor's and A.M. Best, respectively) to non-investment grade status of below Baa3/BBB-/bb, a downgrade in AIC's financial strength rating from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/A-, or a downgrade in ALIC's or our financial strength ratings from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Aa3/AA-/A-. The rating agencies also consider the interdependence of the Corporation's individually rated entities, and therefore, a rating change in one entity could potentially affect the ratings of other related entities.

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

PENDING ACCOUNTING STANDARDS

     As of December 31, 2005, there were pending accounting standards that we have not implemented either because the standard had not been finalized or the implementation date had not yet occurred. For a discussion of these pending standards, see Note 2 of the financial statements.

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

CHANGES IN UNDERWRITING AND ACTUAL EXPERIENCE COULD MATERIALLY AFFECT PROFITABILITY OF BUSINESS CEDED TO ALIC.

     Our product pricing includes long-term assumptions regarding investment returns, mortality, morbidity, persistency and operating costs and expenses of the Company, which are ceded to ALIC. Management establishes target returns for each product based upon these factors and the average amount of capital the Company must hold to support in-force contracts, satisfy rating agencies and meet regulatory requirements. We monitor and manage our pricing and overall sales mix to achieve target returns on a portfolio basis. Profitability from new business emerges over a period of years depending on the nature and life of the product and is subject to variability as actual results may differ from pricing assumptions.

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

CHANGES IN MARKET INTEREST RATES MAY LEAD TO A SIGNIFICANT DECREASE IN THE SALES AND PROFITABILITY OF SPREAD-BASED PRODUCTS CEDED TO ALIC

     ALIC's ability to manage the investment margin for spread-based products, such as fixed annuities, is dependent upon maintaining profitable spreads between investment yields and interest crediting rates on business ceded to ALIC. As interest rates decrease or remain at low levels, proceeds from investments that have matured, prepaid or been sold may be reinvested at lower yields, reducing investment margin. Lowering interest crediting rates can offset decreases in investment margin on some products. However, these changes could be limited by market conditions, regulatory or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in asset yields. Decreases in the rates offered on products could make those products less attractive, leading to lower sales and/or changes in the level of surrenders and withdrawals for these products. Non-parallel shifts in interest rates, such as increases in short-term rates without accompanying increases in medium- and long-term rates, can influence customer demand for fixed annuities, which could impact the level and profitability of new customer deposits. Increases in market interest rates can also have negative effects on the business ceded to ALIC, for example by increasing the attractiveness of other investments to our customers, which can lead to higher surrenders at a time when the fixed income investment asset values are lower as a result of the increase in interest rates. For certain products, principally fixed annuity and interest-sensitive life products, the earned rate on assets could lag behind market yields. We may react to market conditions by increasing crediting rates, which could narrow spreads. Unanticipated surrenders could result in deferred policy acquisition costs ("DAC") unlocking or affect the recoverability of DAC and thereby increase expenses ceded to ALIC and reduce the profitability of ALIC.

DECLINING EQUITY MARKETS MAY REDUCE BOTH SALES OF PRODUCTS AND INCOME FROM CONTRACT CHARGES AND MAY ADVERSELY AFFECT OPERATING RESULTS AND FINANCIAL CONDITION OF ALIC

     Conditions in the domestic and international stock markets affect the sale and profitability of our variable annuities. In general, sales of variable annuities decrease when stock markets are declining over an extended period of time. The effect of decreasing separate accounts balances resulting from volatile equity markets, lower underlying fund performance or declining consumer confidence could cause contract charges earned and ceded to ALIC to decrease. In addition, it is possible that the assumptions and projections we use to establish prices for GMDB, GMIB, GMAB and GMWB products, particularly assumptions and projections about investment performance, do not accurately reflect the level of costs that we will ultimately incur in providing those benefits and cede to ALIC, resulting in adverse margin trends. These factors may result in accelerated DAC amortization at ALIC and require increases in reserves, which would reduce ALIC's statutory capital and surplus and/or net income. Poor fund performance could also result in higher partial withdrawals of account value which, for some contracts, do not reduce the GMDB by a proportional amount.

CHANGES IN ESTIMATES OF PROFITABILITY ON INTEREST-SENSITIVE LIFE, FIXED AND VARIABLE ANNUITIES AND OTHER INVESTMENT PRODUCTS MAY HAVE AN ADVERSE EFFECT ON RESULTS THROUGH INCREASED AMORTIZATION OF DAC FOR ALIC

     DAC related to interest-sensitive life, fixed and variable annuities and other investment contracts is amortized in proportion to actual historical gross profits ("AGP") and estimated future gross profits ("EGP") over the estimated lives of the contracts. Assumptions underlying EGP, including those relating to margins from mortality, investment margin, contract administration, surrender and other contract charges, are updated from time to time in order to reflect actual and expected experience and its potential effect on the valuation of DAC. Updates to these assumptions could result in DAC unlocking, which in turn could adversely affect our operating results ceded to ALIC and the financial condition of ALIC.

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

CHANGES IN TAX LAWS MAY DECREASE SALES AND PROFITABILITY OF PRODUCTS CEDED TO
ALIC

     Under current federal and state income tax law, certain products we offer, primarily life insurance and annuities, receive favorable tax treatment. This favorable treatment may give certain of our products a competitive advantage over noninsurance products. Congress from time to time considers legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance and annuities. Congress also considers proposals to reduce the taxation of certain products or investments that may compete with life insurance and annuities. Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage or create a disadvantage of certain of our products making them less competitive. Such proposals, if adopted, could have a material adverse effect on ALIC's financial position or our ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.

     ACTIONS TAKEN TO SIMPLIFY OUR BUSINESS MODEL AND IMPROVE PROFITABILITY MAY NOT BE SUCCESSFUL AND MAY RESULT IN LOSSES AND COSTS, CEDED TO ALIC

     We are pursuing strategies intended to improve return on equity. Actions that we have taken and may continue to take include changing the number and selection of products being marketed, terminating underperforming distribution relationships, reducing policy administration software systems, and other actions that we may determine are appropriate to successfully execute our business strategies. The actions that we have taken and may take in the future may not achieve their intended outcome and could result in lower premiums and contract charges, restructuring costs and losses related to the discontinuance of individual products or distribution relationships, ceded to ALIC.

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

WE ARE SUBJECT TO MARKET RISK AND DECLINES IN CREDIT QUALITY

     We are subject to market risk, the risk that we will incur losses due to adverse changes in interest rates and equity prices. For additional information on market risk, see the "Market Risk" section of MD&A.

     A decline in market interest rates could have an adverse effect on our investment income as we invest cash in new investments that may yield less than the portfolio's average rate. An increase in market interest rates could have an adverse effect on the value of our investment portfolio. Increases in interest rates also may lead to an increase in policy loans, surrenders and withdrawals that generally would be funded at a time when fair values of fixed income securities are lower. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized losses on securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

CONCENTRATION OF OUR INVESTMENT PORTFOLIO IN ANY PARTICULAR SEGMENT OF THE ECONOMY MAY HAVE ADVERSE EFFECTS

     The concentration of our investment portfolio in any particular industry, group of related industries or geographic sector could have an adverse effect on our investment portfolio and consequently on our results of operations and financial position. While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative impact on any particular industry, group of related industries or geographic region may have a greater adverse effect on the investment portfolio to the extent that the portfolio is concentrated rather than diversified.

WE MAY SUFFER LOSSES FROM LITIGATION

     As is typical for a large insurance group, the Allstate group is involved in a substantial amount of litigation, including class action litigation challenging a range of company practices. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved and may be material to our operating results or cash flows ceded to ALIC for a particular quarter or annual period. For a description of our current legal proceedings, see Note 8 of the financial statements.

     In some circumstances, we, or others in the Allstate Group, may be able to collect on third-party insurance that we carry to recover all or part of the amounts that we pay in judgments, settlements and litigation expenses. However, we, or others in the Allstate Group, may not be able to resolve issues concerning the availability, if any, or the ability to collect such insurance concurrently with the underlying litigation. Consequently, the timing of the resolution of a particular piece of litigation and the determination of our insurance recovery with respect to that litigation may not coincide and, therefore, may be reflected in our financial statements in different fiscal quarters.

WE ARE SUBJECT TO EXTENSIVE REGULATION AND POTENTIAL FURTHER RESTRICTIVE REGULATION MAY INCREASE OUR OPERATING COSTS CEDED TO ALIC AND LIMIT OUR GROWTH

     As an insurance company, we are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. Moreover, they are administered and enforced by a number of different governmental authorities, including state insurance regulators, state securities administrators, the SEC, the National Association of Securities Dealers, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator's or enforcement authority's interpretation of a legal issue may not result in compliance with another regulator's or enforcement authority's interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator's or enforcement authority's interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator's or enforcement authority's interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business ceded to ALIC. Furthermore, in some cases, these laws and regulations are designed to protect the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect purchasers or users of insurance products. In many respects, these laws and regulations limit our ability to grow and improve the profitability of business ceded to ALIC.

     In recent years, the state insurance regulatory framework has come under public scrutiny and members of Congress have discussed proposals to provide for optional federal chartering of insurance companies. We can make no assurances regarding the potential impact of state or federal measures that may change the nature or scope of insurance regulation.

REINSURANCE MAY BE UNAVAILABLE AT CURRENT LEVELS AND PRICES, WHICH MAY LIMIT OUR ABILITY TO WRITE NEW BUSINESS

     Market conditions beyond our control determine the availability and cost of the reinsurance we purchase. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as are currently available. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, either ALIC would have to accept an increase in exposure risk, or we would have to reduce our insurance writings and develop or seek other alternatives.

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

THE CONTINUED THREAT OF TERRORISM AND ONGOING MILITARY ACTIONS MAY ADVERSELY AFFECT THE LEVEL OF CLAIM EXPENSE WE INCUR AND CEDE TO ALIC, AND THE VALUE OF OUR INVESTMENT PORTFOLIO

     The continued threat of terrorism, both within the United States and abroad, and ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and losses from declines in the equity markets and from interest rate changes in the United States, Europe and elsewhere, and may result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by the continued threat of terrorism. Additionally, in the event that a terrorist act occurs, we may be adversely affected, depending on the nature of the event.

ANY DECREASE IN OUR FINANCIAL STRENGTH RATINGS MAY HAVE AN ADVERSE EFFECT ON OUR COMPETITIVE POSITION

     Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer's ratings due to, for example, a change in an insurer's statutory capital; a change in a rating agency's determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer's investment portfolio; a reduced confidence in management or a host of other considerations that may or may not be under the insurer's control. The insurance financial strength ratings of AIC, ALIC and the Company are A+, AA and Aa2 from A.M. Best, Standard & Poor's and Moody's, respectively. Because all of these ratings are subject to continuous review, the retention of these ratings cannot be assured. A multiple level downgrade in any of these ratings could have a material adverse effect on our sales, our competitiveness, the marketability of our product offerings, our liquidity, and operating results ceded to ALIC.

CHANGES IN ACCOUNTING STANDARDS ISSUED BY THE FINANCIAL ACCOUNTING STANDARDS BOARD (THE "FASB") OR OTHER STANDARD-SETTING BODIES MAY ADVERSELY AFFECT OUR FINANCIAL STATEMENTS

     Our financial statements are subject to the application of GAAP, which is periodically revised and/or expanded. Accordingly, we are required to adopt new or revised accounting standards issued from time to time by recognized authoritative bodies, including the FASB. It is possible that future changes we are required to adopt could change the current accounting treatment that we apply to our financial statements and that such changes could have a material adverse effect on our financial condition and operating results that we cede to ALIC. For a description of potential changes in accounting standards that could affect us currently, see Note 2 of the financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          LINCOLN BENEFIT LIFE COMPANY
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                                     YEAR ENDED DECEMBER 31,
                                                                      ------------------------------------------------------
(IN THOUSANDS)                                                              2005                2004               2003
                                                                      ----------------    ---------------    ---------------
REVENUES
Net investment income                                               $         13,632    $        11,234    $        11,434
Realized capital gains and losses                                               (174)                 5                 73
                                                                      ----------------    ---------------    ---------------

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE                              13,458             11,239             11,507
Income tax expense                                                             4,671              3,925              4,092
                                                                      ----------------    ---------------    ---------------

NET INCOME                                                                     8,787              7,314              7,415
                                                                      ----------------    ---------------    ---------------

OTHER COMPREHENSIVE LOSS, AFTER-TAX
Change in unrealized net capital gains and losses                             (4,772)            (1,786)            (3,557)
                                                                      ----------------    ---------------    ---------------

COMPREHENSIVE INCOME                                                $          4,015    $         5,528     $        3,858
                                                                      ================    ===============    ===============

                       See notes to financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                        STATEMENTS OF FINANCIAL POSITION

(IN THOUSANDS, EXCEPT PAR VALUE DATA)                                                              DECEMBER 31,
                                                                                       -------------------------------------
                                                                                             2005                2004
                                                                                       -----------------    ----------------
ASSETS
Investments
   Fixed income securities, at fair value (amortized cost $266,457 and $234,371)     $          267,545   $         242,799
   Short-term                                                                                     3,824              30,408
                                                                                       -----------------    ----------------
      Total investments                                                                         271,369             273,207

Cash                                                                                              8,349              10,532
Reinsurance recoverable from Allstate Life Insurance Company                                 18,350,983          17,083,056
Reinsurance recoverable from non-affiliates                                                   1,019,850             839,738
Receivable from affiliates, net                                                                  10,394              27,449
Current income taxes receivable                                                                       -                  38
Other assets                                                                                     96,059              83,853
Separate accounts                                                                             2,718,509           2,368,312
                                                                                       -----------------    ----------------
        TOTAL ASSETS                                                                 $       22,475,513   $      20,686,185
                                                                                       =================    ================

LIABILITIES
Contractholder funds                                                                 $       17,462,104   $      16,231,489
Reserve for life-contingent contract benefits                                                 1,892,194           1,671,729
Unearned premiums                                                                                26,992              23,362
Deferred income taxes                                                                               591               3,257
Current income taxes payable                                                                      4,769                   -
Other liabilities and accrued expenses                                                          101,103             122,800
Separate accounts                                                                             2,718,509           2,368,312
                                                                                       -----------------    ----------------
        TOTAL LIABILITIES                                                                    22,206,262          20,420,949
                                                                                       -----------------    ----------------
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 8)

SHAREHOLDER'S EQUITY
Common stock, $100 par value, 30 thousand shares authorized, 25 thousand shares
   issued and outstanding                                                                         2,500               2,500
Additional capital paid-in                                                                      180,000             180,000
Retained income                                                                                  86,044              77,257
Accumulated other comprehensive income:
   Unrealized net capital gains and losses                                                          707               5,479
                                                                                       -----------------    ----------------
        Total accumulated other comprehensive income                                                707               5,479
                                                                                       -----------------    ----------------
        TOTAL SHAREHOLDER'S EQUITY                                                              269,251             265,236
                                                                                       -----------------    ----------------
        TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                   $       22,475,513   $      20,686,185
                                                                                       =================    ================

                       See notes to financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                       STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                                    YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------------------------
(IN THOUSANDS)                                                             2005              2004               2003
                                                                      ---------------    --------------    ---------------
COMMON STOCK                                                        $         2,500    $        2,500    $         2,500
                                                                      ---------------    --------------    ---------------

ADDITIONAL CAPITAL PAID-IN
Balance, beginning of year                                                  180,000           130,305            126,750
Capital contribution                                                              -            49,695              3,555
                                                                      ---------------    --------------    ---------------
Balance, end of year                                                        180,000           180,000            130,305
                                                                      ---------------    --------------    ---------------

RETAINED INCOME
Balance, beginning of year                                                   77,257            69,943             62,528
Net income                                                                    8,787             7,314              7,415
                                                                      ---------------    --------------    ---------------
Balance, end of year                                                         86,044            77,257             69,943
                                                                      ---------------    --------------    ---------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of year                                                    5,479             7,265             10,822
Change in unrealized net capital gains and losses                            (4,772)           (1,786)            (3,557)
                                                                      ---------------    --------------    ---------------
Balance, end of year                                                            707             5,479              7,265
                                                                      ---------------    --------------    ---------------

TOTAL SHAREHOLDER'S EQUITY                                          $       269,251    $      265,236    $       210,013
                                                                      ===============    ==============    ===============

                       See notes to financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED DECEMBER 31,
                                                                               ---------------------------------------------
(IN THOUSANDS)                                                                     2005             2004            2003
                                                                               ------------    -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $      8,787    $       7,314    $      7,415
Adjustments to reconcile net income to net cash provided by operating activities:
          Amortization and other non-cash items                                       466              293               2
          Realized capital gains and losses                                           174               (5)            (73)
          Changes in:
             Reserve for life-contingent contract benefits and
              contractholder funds, net of reinsurance recoverables                 3,041          (11,474)         (1,358)
             Income taxes                                                           4,709            1,438             184
             Receivable/payable to affiliates, net                                 17,055          (50,781)        (89,833)
             Other operating assets and liabilities                               (22,674)          49,016         (10,111)
                                                                               ------------    -------------    ------------
                Net cash provided by (used in) operating activities                11,558           (4,199)        (93,774)
                                                                               ------------    -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
          Proceeds from sales                                                       5,066            1,007          19,930
          Investment collections                                                   22,557           15,667          32,686
          Investments purchases                                                   (67,948)         (45,793)        (67,729)
Change in short-term investments                                                   26,584          (29,301)          2,094
                                                                               ------------    -------------    ------------
                Net cash used in investing activities                             (13,741)         (58,420)        (13,019)
                                                                               ------------    -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution                                                                   -             49,695             -
                                                                               ------------    -------------    ------------
               Net cash provided by financing activities                               -             49,695             -
                                                                               ------------    -------------    ------------

NET DECREASE IN CASH                                                               (2,183)         (12,924)       (106,793)
CASH AT BEGINNING OF YEAR                                                          10,532           23,456         130,249
                                                                               ------------    -------------    ------------
CASH AT END OF YEAR                                                          $      8,349    $      10,532    $     23,456
                                                                               ============    =============    ============

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

     To conform to the 2005 presentation, certain amounts in the prior years' financial statements and notes have been reclassified.

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

     The Company is authorized to sell life insurance, retirement and investment products in all states except New York, as well as in the District of Columbia, Guam and the U.S. Virgin Islands. For 2005, the top geographic locations for statutory premiums and annuity considerations for the Company were California, Florida, Texas and Pennsylvania. No other jurisdiction accounted for more than 5% of statutory premiums and annuity considerations. All statutory premiums and annuity considerations are ceded under reinsurance agreements.

     The Company distributes its products through multiple intermediary distribution channels, including Allstate exclusive agencies, independent agencies, banks and broker-dealers. The Company sells products through independent agencies affiliated with master brokerage agencies. Although the Company currently benefits from agreements with financial services entities that market and distribute its products, change in control of these non-affiliated entities could negatively impact the Company's sales.

     The Company monitors economic and regulatory developments that have the potential to impact its business. The ability of banks to affiliate with insurers may have a material adverse effect on all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors. Furthermore, federal and state laws and regulations affect the taxation of insurance companies and life insurance and annuity products. Congress and various state legislatures have considered proposals that, if enacted, could impose a greater tax burden on the Company or could have an adverse impact on the tax treatment of some insurance products offered by the Company, including favorable policyholder tax treatment currently applicable to life insurance and annuities. Legislation that reduced the federal income tax rates applicable to certain dividends and capital gains realized by individuals, or other proposals, if adopted, that reduce the taxation, or permit the establishment, of certain products or investments that may compete with life insurance or annuities could have an adverse effect on the Company's and ALIC's financial position or ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws have negatively affected the demand for the types of life insurance used in estate planning.

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

     Fixed income securities include bonds, mortgage-backed, commercial mortgage-backed and asset-backed securities. Fixed income securities may be sold prior to their contractual maturity ("available for sale") and are carried at fair value. The fair value of publicly traded fixed income securities is based upon independent market quotations. The difference between amortized cost and fair value, net of deferred income taxes, are reflected as a component of accumulated other comprehensive income. Cash received from calls, principal payments and make-whole payments is reflected as a component of proceeds from sales. Cash received from maturities and pay-downs is reflected as a component of investment collections.

     Short-term investments are carried at cost or amortized cost, which approximates fair value.

     Investment income consists of interest and is recognized on an accrual basis. Interest income on mortgage-backed, commercial mortgage-backed and asset-backed securities is determined using the effective yield method, considering estimated principal repayments. Accrual of income is suspended for fixed income securities that are in default or when the receipt of interest payments is in doubt.

     Realized capital gains and losses include gains and losses on investment dispositions, and write-downs in value due to other than temporary declines in fair value. Dispositions include sales, losses recognized in anticipation of dispositions and other transactions such as calls and prepayments. Realized capital gains and losses on investment dispositions are determined on a specific identification basis.

     The Company recognizes other-than-temporary impairment losses on fixed income securities when the decline in fair value is deemed other than temporary (see Note 4).

RECOGNITION OF PREMIUM REVENUES AND CONTRACT CHARGES, AND RELATED BENEFITS AND INTEREST CREDITED

     The Company has reinsurance agreements whereby all premiums, contract charges, interest credited to contractholder funds, contract benefits and certain expenses are ceded to ALIC and non-affiliated reinsurers (see Notes 3 and 7). Amounts reflected in the Statements of Operations and Comprehensive Income are presented net of reinsurance.

     Traditional life insurance products consist principally of products with fixed and guaranteed premiums and benefits, primarily term and whole life insurance products. Premiums from these products are recognized as revenue when due from policyholders. Benefits are recognized in relation to such revenue so as to result in the recognition of profits over the life of the policy and are reflected in contract benefits.

     Immediate annuities with life contingencies provide insurance protection over a period that extends beyond the period during which premiums are collected. Premiums from these products are recognized as revenue when received at the inception of the contract. Benefits and expenses are recognized in relation to such revenue such that profits are recognized over the lives of the contracts.

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

     Contracts that do not subject the Company to significant risk arising from mortality or morbidity are referred to as investment contracts. Fixed annuities, including market value adjusted annuities, equity-indexed annuities and immediate annuities without life contingencies are considered investment contracts. Consideration received for such contracts are reported as contractholder fund deposits. Contract charges for investment contracts consist of fees assessed against the contractholder account balance for maintenance, administration and surrender of the contract prior to contractually specified dates, and are recognized when assessed against the contractholder account balance. Certain variable annuity contracts include embedded derivatives that are separated from the host instrument and accounted for as derivative

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

financial instruments ("subject to bifurcation"). The change in the fair value of derivatives embedded in liabilities and subject to bifurcation is reported in contract benefits or interest credited to contractholder funds and is ceded to ALIC under the reinsurance agreements.

     Interest credited to contractholder funds represents interest accrued or paid for interest-sensitive life contracts and investment contracts. Crediting rates for certain fixed annuities and interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions subject to contractually guaranteed minimum rates.

     Separate account products include variable annuities and variable life insurance contracts. The assets supporting these products are legally segregated and available only to settle separate account contract obligations. Deposits received are reported as separate accounts liabilities. Contract charges for these products consist of fees assessed against the contractholder account values for contract maintenance, administration, mortality, expense and early surrender. Contract benefits incurred include guaranteed minimum death, income, withdrawal and accumulation benefits incurred on variable annuity and life insurance contracts.

REINSURANCE

     The Company has reinsurance agreements whereby the Company cedes the mortality risk on certain life policies, depending upon the issue year and product, to a pool of twelve non-affiliated reinsurers. Beginning in 1998, the Company cedes mortality risk on new business in excess of $2 million per life for individual coverage. For business sold prior to 1998, the Company ceded mortality risk in excess of $350 thousand per life for individual coverage. The remaining amounts are ceded to ALIC.

     Reinsurance recoverables and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the Statements of Financial Position. The Company continues to have primary liability as the direct insurer for the risks reinsured.

     Investment income earned on the assets that support contractholder funds and the reserve for life-contingent contract benefits is not included in the Company's financial statements as those assets are owned and managed by ALIC under terms of the reinsurance agreements.

INCOME TAXES

     The income tax provision is calculated under the liability method. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are unrealized capital gains and losses on fixed income securities and differences in tax bases of investments. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized.

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS

     The reserve for life-contingent contract benefits, which relates to traditional life, immediate annuities with life contingencies and accident and health insurance, is computed on the basis of long-term actuarial assumptions as to future investment yields, mortality, morbidity, policy terminations and expenses (see Note 6). These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration.

CONTRACTHOLDER FUNDS

     Contractholder funds represent interest-bearing liabilities arising from the sale of products, such as interest-sensitive life, fixed annuities, and variable annuity and life deposits allocated to fixed accounts. Contractholder funds are comprised primarily of deposits received and interest credited to the benefit of the contractholder less surrenders and withdrawals, mortality charges and administrative expenses (See Note 6). Contractholder funds also include reserves for secondary guarantees on interest-sensitive life insurance and certain fixed annuity contracts.

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

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

     Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death, a specified contract anniversary date, partial withdrawal or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts' funds may not meet their stated investment objectives. The risk and associated cost of these contract guarantees are ceded to ALIC in accordance with the reinsurance agreements.

LIABILITIES FOR VARIABLE CONTRACT GUARANTEES

     The Company offers various guarantees to variable annuity contractholders including a return of no less than (a) total deposits made on the contract less any customer withdrawals, (b) total deposits made on the contract less any customer withdrawals plus a minimum return or (c) the highest contract value on a specified anniversary date minus any customer withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death (death benefits), upon annuitization (income benefits), upon periodic withdrawal (withdrawal benefits), or at specified dates during the accumulation period (accumulation benefits). Liabilities for variable contract guarantees related to death benefits are included in the reserve for life-contingent contract benefits and the liabilities related to the income, withdrawal and accumulation benefits are included in contractholder funds in the Statements of Financial Position (See Note 6).

     Pursuant to the adoption of Statement of Position ("SOP") 03-1 in 2004, the liability for death and income benefit guarantees is established equal to a benefit ratio multiplied by the cumulative contract charges earned, plus accrued interest less contract benefit payments. The benefit ratio is calculated as the estimated present value of all expected contract benefits divided by the present value of all expected contract charges. The establishment of reserves for these guarantees requires the projection of future separate account fund performance, mortality, persistency and customer benefit utilization rates. These assumptions are periodically reviewed and updated. For guarantees related to death benefits, benefits represent the current guaranteed minimum death benefit payments in excess of the current account balance. For guarantees related to income benefits, benefits represent the present value of the minimum guaranteed annuitization benefits in excess of the current account balance.

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

     Guarantees related to withdrawal and accumulation benefits are considered to be derivative financial instruments; therefore, the liability for these benefits is established based on its fair value.

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

PENDING ACCOUNTING STANDARDS

FINANCIAL ACCOUNTING STANDARDS BOARD STAFF POSITION NO. FAS 115-1, "THE MEANING
  OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS" ("FSP FAS 115-1")

     In November 2005, the Financial Accounting Standards Board ("FASB") issued FSP FAS 115-1, which nullifies the guidance in paragraphs 10-18 of EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" and references existing other than temporary impairment guidance. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for an impaired debt security. FSP FAS 115-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 may have a material impact on the Company's Statements of Operations and Comprehensive Income but is not expected to have a material impact on the Company's Statements of Financial Position as fluctuations in fair value are already recorded in accumulated other comprehensive income.

STATEMENT OF POSITION 05-1, ACCOUNTING BY INSURANCE ENTERPRISES FOR DEFERRED
  ACQUISITION COSTS IN CONNECTION WITH MODIFICATIONS OR EXCHANGES OF INSURANCE CONTRACTS ("SOP 05-1")

     In October 2005, the AICPA issued SOP 05-1. SOP 05-1 provides accounting guidance for deferred policy acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. Internal replacement contracts are those that are substantially changed from the replaced contract and are accounted for as an extinguishment

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

of the replaced contract. Nonintegrated contract features are accounted for as separately issued contracts. Modifications resulting from the election of a feature or coverage within a contract or from an integrated contract feature generally do not result in an internal replacement contract subject to SOP 05-1 provided certain conditions are met. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company's accounting policy for internal replacements is generally consistent with the accounting guidance prescribed in SOP 05-1. Any impact resulting from the adoption of SOP 05-1 on the Company's results of operations will be ceded to ALIC under the terms of the reinsurance agreements.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 154, ACCOUNTING CHANGES AND
  ERROR CORRECTIONS ("SFAS NO. 154")

     In May 2005, the FASB issued SFAS No. 154, which replaces Accounting Principles Board ("APB") Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise promulgated. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. SFAS No. 154, upon adoption, is not expected to have a material effect on the results of operations or financial position of the Company.

3.  RELATED PARTY TRANSACTIONS

BUSINESS OPERATIONS

     The Company uses services provided by its affiliates, AIC, ALIC and Allstate Investments LLC, and business facilities owned or leased and operated by AIC in conducting its business activities. In addition, the Company shares the services of employees with AIC. The Company reimburses its affiliates for the operating expenses incurred on behalf of the Company. The Company is charged for the cost of these operating expenses based on the level of services provided. Operating expenses, including compensation and retirement and other benefit programs, allocated to the Company were $158.7 million, $161.4 million and $112.6 million in 2005, 2004 and 2003, respectively. Of these costs, the Company retains investment related expenses on the invested assets of the Company. All other costs are ceded to ALIC under the reinsurance agreements.

BROKER/DEALER SERVICES

     The Company has a service agreement with Allstate Distributors, LLC ("ADLLC"), a broker/dealer affiliate of the Company, whereby ADLLC promotes and markets the fixed and variable annuities sold by the Company to unaffiliated financial services firms. In addition, ADLLC acts as the underwriter of variable annuities sold by the Company. In return for these services, the Company recorded commission expense of $659 thousand, $447 thousand and $138 thousand for the years ended December 31, 2005, 2004 and 2003, respectively, that was ceded to ALIC under the terms of the reinsurance agreements.

     The Company receives underwriting and distribution services from Allstate Financial Services, LLC ("AFS"), an affiliated broker/dealer company, for certain variable annuity and variable life insurance contracts sold by Allstate exclusive agencies. The Company recorded commission expense for these services of $44.6 million, $41.7 million and $35.9 million for the years ended December 31, 2005, 2004 and 2003, respectively, that were ceded to ALIC under the terms of the reinsurance agreements.

REINSURANCE

     The following table summarizes amounts that were ceded to ALIC under the reinsurance agreements:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                       ---------------------------------------------
(IN THOUSANDS)                                                            2005             2004            2003
                                                                       -----------      -----------     ------------
Premiums and contract charges                                      $      461,496  $       405,748  $       546,741
Interest credited to contractholder funds, contract benefits and
     certain expenses                                                   1,483,707        1,354,508        1,272,290

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

STRUCTURED SETTLEMENT OBLIGATIONS

     The Company received premiums of $301 thousand and $3.2 million from AIC in 2004 and 2003, respectively, to assume certain structured settlement obligations at prices determined based upon interest rates in effect at the time of purchase. The Company subsequently ceded these premiums to ALIC under the terms of its reinsurance agreements. The Company did not receive any structured settlement premiums from AIC in 2005.

CAPITAL CONTRIBUTION

     During the fourth quarter of 2004, ALIC made a cash capital contribution of $49.7 million. This transaction was reflected in additional capital paid-in on the Statements of Financial Position.

     During the third quarter of 2003, ALIC authorized the forgiveness of $3.6 million of inter-company debt that the Company owed to ALIC. This transaction was recognized as a non-cash capital contribution and reflected in additional capital paid-in on the Statements of Financial Position.

INCOME TAXES

     The Company is a party to a federal income tax allocation agreement with the Corporation (Note 9).

DEBT

     The Company has entered into an intercompany loan agreement with the Corporation. The amount of funds available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding under the intercompany loan agreement to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. The Company had no amounts outstanding under the agreement at December 31, 2005 and 2004. The Corporation uses commercial paper borrowings, bank lines of credit and repurchase agreements to fund intercompany borrowings.

4.  INVESTMENTS

FAIR VALUES

     The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:

                                                                     GROSS UNREALIZED
(IN THOUSANDS)                                AMORTIZED        --------------------------------           FAIR
                                                 COST              GAINS             LOSSES               VALUE
                                             -------------     --------------     --------------     --------------
AT DECEMBER 31, 2005
U.S. government and agencies             $         99,197  $           3,333  $         (1,139)  $         101,391
Corporate                                          91,424              1,133            (1,746)             90,811
Municipal                                             503                 41                  -                544
Mortgage-backed securities                         32,362                209              (606)             31,965
Commercial mortgage-backed securities              27,851                 69              (704)             27,216
Asset-backed securities                            15,120                546               (48)             15,618
                                             -------------     --------------     --------------     --------------
     Total fixed income securities       $        266,457  $           5,331  $         (4,243)  $         267,545
                                             =============     ==============     ==============     ==============

AT DECEMBER 31, 2004
U.S. government and agencies             $         81,655  $           4,793  $           (291)  $          86,157
Corporate                                          81,711              2,871              (725)             83,857
Municipal                                             502                 62                  -                564
Mortgage-backed securities                         28,942                587               (27)             29,502
Commercial mortgage-backed securities              26,391                398              (262)             26,527
Asset-backed securities                            15,170              1,049               (27)             16,192
                                             -------------     --------------     --------------     --------------
     Total fixed income securities       $        234,371  $           9,760    $       (1,332)    $       242,799
                                             =============     ==============     ==============     ==============

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

SCHEDULED MATURITIES

     The scheduled maturities for fixed income securities are as follows at December 31, 2005:

                                                                               AMORTIZED                  FAIR
(IN THOUSANDS)                                                                   COST                    VALUE
                                                                           ------------------      -------------------
Due in one year or less                                               $               11,681   $               11,764
Due after one year through five years                                                 84,087                   84,444
Due after five years through ten years                                                87,597                   86,105
Due after ten years                                                                   35,610                   37,649
                                                                           ------------------      -------------------
                                                                                     218,975                  219,962
Mortgage and asset-backed securities                                                  47,482                   47,583
                                                                           ------------------      -------------------
     Total                                                            $              266,457   $              267,545
                                                                           ==================      ===================

     Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage and asset-backed securities, they are not categorized by contractual maturity. The commercial mortgage-backed securities are categorized by contractual maturity because they generally are not subject to prepayment risk.

NET INVESTMENT INCOME

     Net investment income for the years ended December 31 is as follows:

(IN THOUSANDS)                                                          2005               2004               2003
                                                                    --------------     --------------     --------------
Fixed income securities                                         $          13,190   $         11,297   $         11,324
Short-term investments                                                        689                185                384
                                                                    --------------     --------------     --------------
     Investment income, before expense                                     13,879             11,482             11,708
     Investment expense                                                       247                248                274
                                                                    --------------     --------------     --------------
     Net investment income                                      $          13,632   $         11,234   $         11,434
                                                                    ==============     ==============     ==============

REALIZED CAPITAL GAINS AND LOSSES, AFTER-TAX

     Realized capital gains and losses by security type for the years ended December 31 are as follows:

(IN THOUSANDS)                                                          2005             2004              2003
                                                                    -------------     ------------     -------------
Fixed income securities                                          $         (174)  $            5   $            73
Income tax benefit (expense)                                                 60               (2)              (26)
                                                                    -------------     ------------     -------------
Realized capital gains and losses, after-tax                     $         (114)  $            3   $            47
                                                                    =============     ============     =============

     Realized capital gains and losses by transaction type for the years ended December 31 are as follows:

(IN THOUSANDS)                                                          2005             2004              2003
                                                                    -------------     ------------     -------------
Dispositions                                                     $         (174)  $            5   $            73
                                                                    -------------     ------------     -------------
     Realized capital gains and losses                                     (174)               5                73
     Income tax benefit (expense)                                            60               (2)              (26)
                                                                    -------------     ------------     -------------
     Realized capital gains and losses, after-tax                $         (114)  $            3   $            47
                                                                    =============     ============     =============

     Gross gains of $5 thousand and $289 thousand were realized on fixed income securities during 2004 and 2003, respectively. Gross losses of $174 thousand and $216 thousand were realized on sales of fixed income securities during 2005 and 2003, respectively.

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

UNREALIZED NET CAPITAL GAINS AND LOSSES

     Unrealized net capital gains and losses on fixed income securities included in accumulated other comprehensive income at December 31 are as follows:

                                                               GROSS UNREALIZED
(IN THOUSANDS)                                   FAIR       -----------------------    UNREALIZED
AT DECEMBER 31, 2005                            VALUE         GAINS       LOSSES       NET GAINS
                                              -----------   ----------   ----------   -------------
Fixed income securities                    $     267,545  $     5,331  $   (4,243)  $       1,088
Deferred income taxes                                                                        (381)
                                                                                      -------------
Unrealized net capital gains and losses                                             $         707
                                                                                      =============

                                                               GROSS UNREALIZED
(IN THOUSANDS)                                   FAIR       -----------------------    UNREALIZED
AT DECEMBER 31, 2004                            VALUE         GAINS       LOSSES       NET GAINS
                                              -----------   ----------   ----------   -------------
Fixed income securities                    $     242,799  $     9,760  $   (1,332)  $       8,428
Deferred income taxes                                                                      (2,949)
                                                                                      -------------
Unrealized net capital gains and losses                                             $       5,479
                                                                                      =============

CHANGE IN UNREALIZED NET CAPITAL GAINS AND LOSSES

     The change in unrealized net capital gains and losses for the years ended December 31 is as follows:

(IN THOUSANDS)                                                          2005             2004              2003
                                                                    -------------     ------------     -------------
Fixed income securities                                           $      (7,340)   $      (2,748)   $       (5,473)
Deferred income taxes                                                     2,568              962             1,916
                                                                    -------------     ------------     -------------
Decrease in unrealized net capital gains and losses               $      (4,772)   $      (1,786)   $       (3,557)
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

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

     The following table summarizes the gross unrealized losses and fair value of fixed income securities by the length of time that individual securities have been in a continuous unrealized loss position.

                                                LESS THAN 12 MONTHS                     12 MONTHS OR MORE
                                    --------------------------------------   --------------------------------------       TOTAL
($ IN THOUSANDS)                     NUMBER OF       FAIR       UNREALIZED    NUMBER OF       FAIR       UNREALIZED    UNREALIZED
AT DECEMBER 31, 2005                   ISSUES        VALUE        LOSSES       ISSUES         VALUE        LOSSES        LOSSES
                                    -----------   ----------    ----------   -----------   ----------    ----------    ----------
Fixed income securities
   U.S. Government and
   agencies                                  9   $   46,404    $     (625)            3   $   11,682    $     (514)   $   (1,139)
   Corporate                                18       46,255        (1,059)            8       10,301          (687)       (1,746)
   Mortgage-backed securities                7       24,100          (507)            3        2,970           (99)         (606)
   Commercial mortgage-backed
   securities                                8       16,503          (296)            2        5,669          (408)         (704)
   Asset-backed securities                   -            -             -             1          961           (48)          (48)
                                    -----------   ----------    ----------   -----------   ----------    ----------    ----------
   Total                                    42   $  133,262    $   (2,487)           17   $   31,583    $   (1,756)   $   (4,243)
                                    ===========   ==========    ==========   ===========   ==========    ==========    ==========

Investment grade fixed
income securities                           42   $  133,262    $   (2,487)           17   $   31,583    $   (1,756)   $   (4,243)
Below investment grade
fixed income securities                      -            -             -             -            -             -             -
                                    -----------   ----------    ----------   -----------   ----------    ----------    ----------
   Total fixed income
   securities                               42   $  133,262    $   (2,487)           17   $   31,583    $   (1,756)   $   (4,243)
                                    ===========   ==========    ==========   ===========   ==========    ==========    ==========

AT DECEMBER 31, 2004
Fixed income securities
   U.S. government and agencies              5   $   17,511    $     (171)            1   $    4,034    $     (120)   $     (291)
   Corporate                                 6       15,344           (77)            8       11,567          (648)         (725)
   Mortgage-backed securities                4        3,693           (27)            -            -             -           (27)
   Commercial mortgage-backed
   securities                                1        2,925           (89)            1        2,898          (173)         (262)
   Asset-backed securities                   1          984           (27)            -            -             -           (27)
                                    -----------   ----------    ----------   -----------   ----------    ----------    ----------
   Total                                    17   $   40,457    $     (391)           10   $   18,499    $     (941)   $   (1,332)
                                    ===========   ==========    ==========   ===========   ==========    ==========    ==========
Investment grade fixed
income securities                           17   $   40,457    $     (391)           10   $   18,499    $     (941)   $   (1,332)
Below investment grade
fixed income securities                      -            -             -             -            -             -             -
                                    -----------   ----------    ----------   -----------   ----------    ----------    ----------
   Total fixed income securities            17   $   40,457    $     (391)           10   $   18,499    $     (941)   $   (1,332)
                                    ===========   ==========    ==========   ===========   ==========    ==========    ==========

     At December 31, 2005, the Company had unrealized losses of $4.2 million which related to 59 holdings of fixed income securities with a fair value of $164.8 million. All unrealized losses related to securities with an unrealized loss position less than 20% of amortized cost, the degree of which suggests that these securities did not pose a high risk of being other than temporarily impaired. Unrealized losses totaling $2.5 million were in an unrealized loss position for a period less than twelve months and $1.8 million were in an unrealized loss position for a period of twelve months or more. Additionally, all unrealized losses were rated investment grade. Investment grade is defined as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody's or a rating of AAA, AA, A or BBB from Standard & Poor's ("S&P"), Fitch or Dominion; or a comparable internal rating if an externally provided rating is not available. Unrealized losses on investment grade securities are principally related to rising interest rates or changes in credit spreads since the securities were acquired.

     At December 31, 2004, the Company had unrealized losses of $1.3 million which related to 27 holdings of fixed income securities with a fair value of $59.0 million. All unrealized losses related to securities with an unrealized loss position less than 20% of amortized cost, the degree of which suggests that these securities did not pose a high risk of being other than temporarily impaired. Unrealized losses totaling $391 thousand were in an unrealized loss position for a period less than twelve months and $941 thousand were in an unrealized loss position for a period of twelve months or more. Additionally, all unrealized losses were rated investment grade.

     As of December 31, 2005, the Company had the intent and ability to hold the fixed income securities with unrealized losses for a period of time sufficient for them to recover in value.

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

OTHER INVESTMENT INFORMATION

     At December 31, 2005, fixed income securities and short-term investments with a carrying value of $9.8 million were on deposit with regulatory authorities as required by law.

5.  Financial Instruments

     In the normal course of business, the Company invests in various financial assets and incurs various financial liabilities. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since reinsurance recoverables, net, reserve for life-contingent contract benefits and deferred income taxes are not considered financial instruments and are not carried at fair value. Other assets and liabilities considered financial instruments, such as accrued investment income and cash, are generally of a short-term nature. Their carrying values are deemed to approximate fair value.

FINANCIAL ASSETS

(IN THOUSANDS)                                          DECEMBER 31, 2005                   DECEMBER 31, 2004
                                                  -------------------------------     ------------------------------
                                                    CARRYING            FAIR            CARRYING           FAIR
                                                     VALUE             VALUE             VALUE            VALUE
                                                  -------------     -------------     -------------    -------------
Fixed income securities                         $      267,545    $      267,545    $      242,799   $      242,799
Short-term investments                                   3,824             3,824            30,408           30,408
Separate accounts                                    2,718,509         2,718,509         2,368,312        2,368,312

     Fair values of publicly traded fixed income securities are based upon quoted market prices or dealer quotes. Short-term investments are highly liquid investments with maturities of one year or less whose carrying values are deemed to approximate fair value. Separate accounts assets are carried in the Statements of Financial Position at fair value based on quoted market prices.

FINANCIAL LIABILITIES

(IN THOUSANDS)                                             DECEMBER 31, 2005                  DECEMBER 31, 2004
                                                     -------------------------------    -------------------------------
                                                        CARRYING            FAIR           CARRYING           FAIR
                                                         VALUE             VALUE            VALUE             VALUE
                                                     -------------     -------------    -------------    --------------
Contractholder funds on investment contracts       $   14,931,738    $   14,122,657   $   13,778,428   $    13,132,656
Separate accounts                                       2,718,509         2,718,509        2,368,312         2,368,312

     Contractholder funds include interest-sensitive life insurance contracts and investment contracts. Interest-sensitive life insurance contracts are not considered financial instruments subject to fair value disclosure requirements. The fair value of investment contracts is based on the terms of the underlying contracts. Fixed annuities are valued at the account balance less surrender charges. Immediate annuities without life contingencies are valued at the present value of future benefits using current interest rates. Market value adjusted annuities' fair value is estimated to be the market adjusted surrender value. Equity-indexed annuity contracts' fair value approximates carrying value since the embedded equity options are carried at fair value in the financial statements. Separate accounts liabilities are carried at the fair value of the underlying assets.

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

DERIVATIVE FINANCIAL INSTRUMENTS

     Derivative financial instruments include embedded derivative financial instruments. Derivatives that are embedded in certain variable annuity contracts and equity-indexed annuity contracts are required to be separated from the host instrument and accounted for as derivative financial instruments ("subject to bifurcation"). Embedded derivative financial instruments are accounted for on a fair value basis. Embedded derivative financial instruments subject to bifurcation are reflected as a component of contractholder funds in the Statements of Financial Position. Changes in the fair value of embedded derivative financial instruments are ceded to ALIC. Reinsurance agreements that cede the value of embedded derivative financial instruments are reflected as a component of reinsurance recoverables in the Statements of Financial Position.

     The following table summarizes the notional amount, fair value and carrying value of the Company's embedded derivative financial instruments:

                                                                               CARRYING          CARRYING
                                            NOTIONAL            FAIR            VALUE             VALUE
(IN THOUSANDS)                               AMOUNT            VALUE            ASSETS         (LIABILITIES)
                                          ------------      ------------     ------------     ---------------
AT DECEMBER 31, 2005

Equity-indexed and forward starting
  options in life and annuity product
  contracts                              $   2,356,357     $   (105,754)    $          -     $      (105,754)

Guaranteed accumulation benefits               242,234              288                -                 288

Guaranteed withdrawal benefits                  26,390              (14)               -                 (14)

Other embedded derivative financial
  instruments                                    3,775               (5)               -                  (5)

                                                                               CARRYING          CARRYING
                                            NOTIONAL            FAIR            VALUE             VALUE
(IN THOUSANDS)                               AMOUNT            VALUE            ASSETS         (LIABILITIES)
                                          ------------      ------------     ------------     ---------------
AT DECEMBER 31, 2004

Equity-indexed and forward starting
  options in life and annuity product
  contracts                              $   1,712,610     $    (92,788)    $          -     $       (92,788)

Guaranteed accumulation benefits               104,732               77                -                  77

Other embedded derivative financial
  instruments                                    3,636               (7)               -                  (7)

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

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     There were no off-balance-sheet financial instruments at December 31, 2005 or 2004.

6.  RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS AND CONTRACTHOLDER FUNDS

     At December 31, the reserve for life-contingent contract benefits consists of the following:

(IN THOUSANDS)                                                  2005                  2004
                                                           ----------------     ----------------
Immediate annuities                                      $         723,691    $         715,732
Traditional life                                                   821,341              712,618
Other                                                              347,162              243,379
                                                           ----------------      ----------------
  Total reserve for life-contingent contract benefits    $       1,892,194    $       1,671,729
                                                           ================      ================

    The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits:

             PRODUCT                          MORTALITY                   INTEREST RATE               ESTIMATION METHOD
-----------------------------------   ---------------------------   --------------------------    --------------------------
Immediate annuities                   1983 individual annuity       Interest rate                 Present value of
                                      mortality table               assumptions range from        expected future benefits
                                      1983-a annuity mortality      3.0% - 8.8%                   based on historical
                                      table                                                       experience
                                      Annuity 2000 mortality
                                      table
Traditional life                      Actual company experience     Interest rate                 Net level premium
                                      plus loading                  assumptions range from        reserve method using the
                                                                    4.0% - 8.0%                   Company's withdrawal
                                                                                                  experience rates
Other:
   Variable annuity                   90% of 1994 group annuity     7%                            Projected benefit ratio
   guaranteed minimum death           mortality table with                                        applied to cumulative
   benefits                           internal modifications                                      assessments

                                      Actual company experience                                   Unearned premium;
   Accident & health                  plus loading                                                additional contract
                                                                                                  reserves for traditional
                                                                                                  life

     At December 31, contractholder funds consists of the following:

(IN THOUSANDS)                                           2005                2004
                                                    ----------------    ----------------
Interest-sensitive life                           $       2,516,464   $       2,441,324
Investment contracts:
     Immediate annuities                                    459,893             407,907
     Fixed annuities                                     14,435,800          13,346,872
     Other                                                   49,947              35,386
                                                    ----------------    ----------------
     Total contractholder funds                   $      17,462,104   $      16,231,489
                                                    ================    ================

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

     The following table highlights the key contract provisions relating to contractholder funds:

                  PRODUCT                             INTEREST RATE               WITHDRAWAL/SURRENDER CHARGES
--------------------------------------------   ----------------------------    -----------------------------------
Interest-sensitive life                        Interest rates credited         Either a percentage of account
                                               range from 3.5% - 6.0%          balance or dollar amount grading
                                                                               off generally over 20 years

Immediate and fixed annuities                  Interest rates credited         Either a declining or a level
                                               range from 2.6% to 8.8%         percentage charge generally over
                                               for immediate annuities         nine years or less. Additionally,
                                               and 0% - 12.0% for fixed        approximately 42.3% of fixed
                                               annuities (which include        annuities are subject to market
                                               equity-indexed annuities        value adjustment for
                                               whose returns are indexed       discretionary withdrawals.
                                               to the S&P 500)
Other:
   Variable guaranteed minimum income          Interest rates used in          Withdrawal and surrender charges
   and secondary guarantees on                 establishing reserves           are based on the terms of the
   interest-sensitive life and fixed           range from 1.75% to 10.3%       related interest-sensitive life
   annuities                                                                   or fixed annuity contract.

     Contractholder funds activity for the years ended December 31 is as follows:

(IN THOUSANDS)                                           2005                2004
                                                    ----------------    ----------------
Balance, beginning of year                       $      16,231,489    $     13,802,815
Impact of adoption of SOP 03-1(1)                                -             135,665
Deposits                                                 2,822,820           2,992,683
Interest credited                                          779,071             747,512
Benefits                                                  (373,164)           (266,718)
Surrenders and partial withdrawals                      (1,735,777)           (916,028)
Net transfers to separate accounts                         (70,542)            (76,316)
Contract charges                                          (206,363)           (168,083)
Other adjustments                                           14,570             (20,041)
                                                    ----------------    ----------------
Balance, end of year                             $      17,462,104    $     16,231,489
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

                                                                                         DECEMBER 31,
   ($ IN MILLIONS)                                                                  2005            2004
                                                                               --------------   -------------
   IN THE EVENT OF DEATH
     Separate account value                                                   $       2,084.2  $      1,824.6
     Net amount at risk (1)                                                   $         148.1  $        176.7
     Average attained age of contractholders                                      59.54 years     59.90 years

   AT ANNUITIZATION
     Separate account value                                                   $         372.3  $        391.2
     Net amount at risk (2)                                                   $           0.7  $          0.6
     Weighted average waiting period until annuitization options available         3.64 years      4.06 years

   FOR CUMULATIVE PERIODIC WITHDRAWALS
     Separate account value                                                   $          23.2  $            -
     Net amount at risk (3)                                                   $             -  $            -

   ACCUMULATION AT SPECIFIED DATES
     Separate account value                                                   $         229.6  $         95.4
     Net amount at risk (4)                                                   $             -  $            -
     Weighted average waiting period until guarantee date                         13.37 years     13.37 years

   (1) Defined as the estimated current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.
   (2) Defined as the estimated present value of the guaranteed minimum annuity payments in excess of the current account balance.
   (3) Defined as the estimated current guaranteed minimum withdrawal balance (initial deposit) in excess of the current account balance at the balance sheet date.
   (4) Defined as the estimated present value of the guaranteed minimum accumulation balance in excess of the current account balance.

     As of December 31, 2005, reserves for variable annuity contracts and secondary guarantee liabilities related to death benefits, income benefits, accumulation and withdrawal benefits were $21 million, $36 million, $(288) thousand and $14 thousand, respectively. As of December 31, 2004, reserves for variable annuity contracts and secondary guarantee liabilities related to death benefits, income benefits and accumulation benefits were $19 million, $25 million and $(77) thousand, respectively.

7.  REINSURANCE

     The Company has entered into reinsurance agreements under which it reinsures all of its business to ALIC or other non-affiliated reinsurers. Under the agreements, premiums, contract charges, interest credited to contractholder funds, contract benefits and certain expenses are reinsured. The Company purchases reinsurance to limit aggregate and single losses on large risks. The Company cedes a portion of the mortality risk on certain life policies with a pool of twelve non-affiliated reinsurers. The Company continues to have primary liability as the direct insurer for risks reinsured.

     Amounts recoverable from reinsurers are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. At December 31, 2005, 94.7% of the total reinsurance recoverables were related to ALIC and 5.3% were related to non-affiliated reinsurers. Substantially all of the non-affiliated reinsurance recoverables are due from companies rated A- or better by S&P.

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

     The effects of reinsurance on premiums and contract charges for the years ended December 31 are as follows:

(IN THOUSANDS)                                                         2005              2004              2003
                                                                   -------------     -------------     -------------
PREMIUMS AND CONTRACT CHARGES
Direct                                                           $    840,691      $    742,557      $    870,257
Assumed                                                                 6,572             3,785                 2
Ceded:
   Affiliate                                                         (461,496)         (405,748)         (546,741)
   Non-affiliate                                                     (385,767)         (340,594)         (323,518)
                                                                   -------------     -------------     -------------
Premiums and contract charges, net of reinsurance                $          -      $          -      $          -
                                                                   =============     =============     =============

     The effects of reinsurance on interest credited to contractholder funds, contract benefits and certain expenses for the years ended December 31 are as follows:

(IN THOUSANDS)                                                       2005                2004                2003
                                                                ----------------     --------------     ---------------
INTEREST CREDITED TO CONTRACTHOLDER FUNDS, CONTRACT
   BENEFITS AND CERTAIN EXPENSES
Direct                                                        $      1,959,229     $    1,735,510     $     1,602,127
Assumed                                                                  7,658              4,972                 202
Ceded:
   Affiliate                                                        (1,483,707)        (1,354,508)         (1,272,290)
   Non-affiliate                                                      (483,180)          (385,974)           (330,039)
                                                                ----------------     --------------     ---------------
Interest credited to contractholder funds, contract
   benefits and certain expenses, net of reinsurance          $              -     $            -     $             -
                                                                ================     ==============     ===============

8.  COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES

LEASES

     The Company leases certain office facilities and computer equipment. Total rent expense for all leases was $469 thousand, $681 thousand and $879 thousand in 2005, 2004 and 2003, respectively, and was ceded to ALIC under the terms of the reinsurance agreements.

     Minimum rental commitments under operating leases with an initial or remaining term of more than one year as of December 31, 2005 are as follows:

(IN THOUSANDS)                             OPERATING
                                            LEASES
                                         --------------
2006                                   $        51,196
2007                                            48,810
2008                                             3,936
2009                                                 -
2010                                                 -
Thereafter                                           -
                                         --------------
                                       $       103,942
                                         ==============

GUARANTEES

The Company has issued universal life insurance contracts to third parties who finance the premium payments on the universal life insurance contracts through a commercial paper program. The Company has issued a repayment guarantee on the outstanding commercial paper balance that is fully collateralized by the cash surrender value of the universal life insurance contracts. At December 31, 2005, the amount due under the commercial paper program is $57 million and the cash surrender value of the policies is $58 million. The repayment guarantee expires April 30, 2006. These contracts are ceded to ALIC under the terms of the reinsurance agreements.

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

     In the normal course of business, the Company provides standard indemnifications to counterparties in contracts in connection with numerous transactions, including acquisitions and divestures. The types of indemnifications typically provided include indemnifications for breach of representations and warranties, taxes and certain other liabilities, such as third party lawsuits. The indemnification clauses are often standard contractual terms and were entered into in the normal course of business based on an assessment that the risk of loss would be remote. The terms of the indemnifications vary in duration and nature. In many cases, the maximum obligation is not explicitly stated and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur. Consequently, the maximum amount of the obligation under such indemnifications is not determinable. Historically, the Company has not made any material payments pursuant to these obligations.

     The aggregate liability balance related to all guarantees, ceded to ALIC, was not material as of December 31, 2005.

REGULATION

    The Company is subject to changing social, economic and regulatory conditions. From time to time regulatory authorities seek to impose additional regulations regarding agent and broker compensation and otherwise expand overall regulation of insurance products and the insurance industry. The ultimate changes and eventual effects of these initiatives on the Company's business, if any, are uncertain.

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

     - In the lawsuits, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of contractual and extra-contractual damages. In some cases, the monetary damages sought include punitive damages. Often specific information about the relief sought, such as the amount of damages, is not available because plaintiffs have not requested specific relief in their pleadings. In our experience, when specific monetary demands are made in pleadings, they bear little relation to the ultimate loss, if any, to the Company.

     - In connection with regulatory examinations and proceedings, government authorities may seek various forms of relief, including penalties, restitution and changes in business practices. The Company may not be advised of the nature and extent of relief sought until the final stages of the examination or proceeding.

     - For the reasons specified above, it is not possible at this time to make meaningful estimates of the amount or range of loss that could result from the matters described below in the "Proceedings" subsection. The Company reviews these matters on an on-going basis and follows the provisions of SFAS No. 5, "Accounting for Contingencies" when making accrual and disclosure decisions.

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

          When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

     - Due to the complexity and scope of the matters disclosed in the "Proceedings" subsection below and the many uncertainties that exist, the ultimate outcome of these matters cannot be reasonably predicted. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved and may be material to the Company's operating results or cash flows for a particular quarter or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters described below as they are resolved over time is not likely to have a material adverse effect on the financial position of the Company.

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

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

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

     Various other legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the target of a number of lawsuits and proceedings, some of which involve claims for substantial or indeterminate amounts. These actions are based on a variety of issues and target a range of the Company's practices. The outcome of these disputes is currently unpredictable. However, based on information currently known to it and the existence of the reinsurance agreements with ALIC, management believes that the ultimate outcome of all matters described in this "Other Matters" subsection in excess of amounts currently reserved, as they are resolved over time is not likely to have a material effect on the operating results, cash flows or financial position of the Company.

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

     The Internal Revenue Service ("IRS") has completed its review of the Allstate Group's federal income tax returns through the 2002 tax year. Any adjustments that may result from IRS examinations of tax returns are not expected to have a material impact on the financial position, liquidity or results of operations of the Company.

     The components of the deferred income tax liabilities at December 31 are as follows:



(IN THOUSANDS)                                          2005            2004
                                                    -------------   -------------
Unrealized net capital gains                      $        (381)  $      (2,949)
Difference in tax bases of investments                     (208)           (306)
Other liabilities                                            (2)             (2)
                                                    -------------   -------------
         Net deferred liabilities                 $        (591)  $      (3,257)
                                                    =============   =============

     The components of income tax expense for the years ended December 31 are as follows:

(IN THOUSANDS)                                      2005            2004            2003
                                                 ------------    ------------    ------------
Current                                        $      4,769    $       3,877   $       2,999
Deferred                                                (98)              48           1,093
                                                 ------------    ------------    ------------
     Total income tax expense                  $      4,671    $       3,925   $       4,092
                                                 ============    ============    ============

The Company received an income tax refund of $38 thousand in 2005 and paid income taxes of $2.5 million and $4.3 million in 2004 and 2003, respectively.

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

     A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

                                                    2005            2004            2003
                                                 ------------    ------------    ------------
Statutory federal income tax rate                      35.0  %         35.0  %         35.0  %
Other                                                  (0.3)           (0.1)            0.6
                                                 ------------    ------------    ------------
Effective income tax rate                              34.7  %         34.9  %         35.6  %
                                                 ============    ============    ============

     Prior to January 1, 1984, the Company was entitled to exclude certain amounts from taxable income and accumulate such amounts in a "policyholder surplus" account. Pursuant to the American Jobs Creation Act of 2004 ("the 2004 Act"), the Company can reduce the policyholders surplus account in 2005 and 2006 without incurring any tax liability. The remaining aggregate balance in this account at December 31, 2005, was $340 thousand, which prior to the 2004 Act would have resulted in federal income taxes payable of $119 thousand if such amounts had been distributed or deemed distributed from the policyholders surplus account. No provision for taxes has ever been made for this item as the Company had no prior intention of incurring such tax liability. The Company expects to utilize the 2004 Act provision in 2006, thereby eliminating this remaining potential tax liability.

10.  STATUTORY FINANCIAL INFORMATION

     The Company prepares its statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the State of Nebraska. The State of Nebraska requires insurance companies to prepare statutory-basis financial statements in conformity with the NAIC Accounting Practices and Procedures Manual, subject to any deviations prescribed or permitted by the State of Nebraska insurance commissioner. Prescribed statutory accounting practices include a variety of publications of the NAIC, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

    Statutory accounting practices primarily differ from GAAP since they require charging policy acquisition and certain sales inducement costs to expense as incurred, establishing life insurance reserves based on different actuarial assumptions, and valuing investments and establishing deferred taxes on a different basis.

     Statutory net income for 2005, 2004, and 2003 was $8.8 million, $7.4 million and $8.4 million, respectively. Statutory capital and surplus as of December 31, 2005 and 2004 was $267.5 million and $255.5 million, respectively.

DIVIDENDS

     The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The payment of shareholder dividends by the Company without prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that the Company can distribute during 2006 without prior approval of the Nebraska Department of Insurance is $26.8 million. In the twelve-month period beginning January 1, 2005 the Company did not pay any dividends.

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

11.  OTHER COMPREHENSIVE INCOME

     The components of other comprehensive (loss) income on a pretax and after-tax basis for the years ended December 31 are as follows:

(IN THOUSANDS)

                                                                                    2005
                                                                     ------------------------------------
                                                                                                 AFTER-
UNREALIZED CAPITAL GAINS AND LOSSES:                                  PRETAX        TAX           TAX
                                                                     ---------    ---------     ---------
   Unrealized holding (losses) gains arising during the period     $  (7,514)   $    2,628    $  (4,886)
   Less: reclassification adjustments                                   (174)           60         (114)
                                                                     ---------    ---------     ---------
   Unrealized net capital gains and losses                            (7,340)        2,568       (4,772)
                                                                     ---------    ---------     ---------
   Other comprehensive (loss) income                               $  (7,340)   $    2,568    $  (4,772)
                                                                     =========    =========     =========

                                                                                    2004
                                                                    -------------------------------------
                                                                                                AFTER-
UNREALIZED CAPITAL GAINS AND LOSSES:                                 PRETAX         TAX           TAX
                                                                    ----------    ---------    ----------
   Unrealized holding (losses) gains arising during the period     $  (2,743)   $      960    $  (1,783)
   Less: reclassification adjustments                                      5            (2)           3
                                                                    ----------    ---------    ----------
   Unrealized net capital gains and losses                            (2,748)          962       (1,786)
                                                                    ----------    ---------    ----------
   Other comprehensive (loss) income                               $  (2,748)   $      962    $  (1,786)
                                                                    ==========    =========    ==========

                                                                                    2003
                                                                    -------------------------------------
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
                                                                     =========    =========     =========

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF
LINCOLN BENEFIT LIFE COMPANY:

We have audited the accompanying Statements of Financial Position of Lincoln Benefit Life Company (the "Company", an affiliate of The Allstate Corporation) as of December 31, 2005 and 2004, and the related Statements of Operations and Comprehensive Income, Shareholder's Equity, and Cash Flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Chicago, Illinois
March 10, 2006

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

     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. During the fiscal quarter ended December 31, 2005, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None

PART III

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1), (2), (3) AND (4) DISCLOSURE OF FEES -

     The following fees have been, or are anticipated to be billed by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu, and their respective affiliates, for professional services rendered to us for the fiscal years ending December 31, 2005 and 2004.

                               2005                 2004
                             ---------            ----------
Audit fees (a)             $  213,706           $   196,060
                             ---------            ----------
TOTAL FEES                 $  213,706           $   196,060
                             =========            ==========

     (a) Fees for audits of annual financial statements including financial statements for the separate accounts, reviews of quarterly financial statements, statutory audits, attest services, comfort letters, consents and review of documents filed with the SEC. These fees are ceded to ALIC under the Company's reinsurance agreements.

(5)(i) AND (ii) AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES -

     The Audit Committee of The Allstate Corporation has established pre-approval policies and procedures for itself and its consolidated subsidiaries, including Lincoln Benefit. Those policies and procedures are incorporated into this Item 14 (5) by reference to Exhibit 99(ii) - The Allstate Corporation Policy Regarding Pre-Approval of Independent Auditors' Services (the "Pre-Approval Policy"). In addition, in 2005 the Audit Committee of ALIC adopted the Pre-Approval Policy, as it may be amended from time to time by the Audit Committee or the Board of Directors of the Corporation, as its own policy, provided that the Designated Member referred to in such policy need not be independent because the New York Stock Exchange corporate governance standards do not apply to ALIC. The Board of Directors of Lincoln Benefit has delegated to the Audit Committee of ALIC the authority to approve services to be provided by Lincoln Benefit's independent auditor. All of the services provided by Deloitte & Touche LLP to Lincoln Benefit in 2005 were pre-approved by The Allstate Corporation and the ALIC Audit Committees and all of the services provided in 2004 were pre-approved by The Allstate Corporation Audit Committee.

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

      10.5        Amended and Restated Service and Expense Agreement between
                  Allstate Insurance Company, The Allstate Corporation and certain affiliates, effective January 1, 2004. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance
                  Company's Report on Form 10-Q for quarter ended March 31,
                  2005.

      10.6        Administrative Services Agreement between Allstate Life
                  Insurance Company and Lincoln Benefit Life Company dated
                  October 1, 1996. Incorporated herein by reference to Exhibit
                  10.1 to Lincoln Benefit Life Company's Quarterly Report on
                  Form 10-Q for quarter ended June 30, 2002.

      10.7        Service Agreement between Lincoln Benefit Life Company and
                  Allstate Financial Services, LLC effective April 1, 1998.
                  Incorporated herein by reference to Exhibit 10.3 to Lincoln
                  Benefit Life Company's Quarterly Report on Form 10-Q for quarter ended June 30, 2002.

      10.8        Administrative Services Agreement between Allstate Life
                  Insurance Company and Lincoln Benefit Life Company, effective
                  September 1, 1998 and as amended effective June 19, 2000.
                  Incorporated herein by reference to Exhibit 10.4 to Lincoln
                  Benefit Life Company's Quarterly Report on Form 10-Q for quarter ended June 30, 2002.

      10.9        Principal Underwriting Agreement between Lincoln Benefit Life
                  Company and ALFS, Inc., effective November 25, 1998. (Variable
                  Universal Life Account). Incorporated herein by reference to
                  Exhibit 10.6 to Lincoln Benefit Life Company's Quarterly
                  Report on Form 10-Q for quarter ended June 30, 2002.

      10.10       Principal Underwriting Agreement between Lincoln Benefit Life
                  Company and ALFS, Inc., effective November 25, 1998. (Variable
                  Annuity Account). Incorporated herein by reference to Exhibit
                  10.7 to Lincoln Benefit Life Company's Quarterly Report on
                  Form 10-Q for quarter ended June 30, 2002.

      10.11       Selling Agreement between Lincoln Benefit Life Company, ALFS,
                  Inc. (f/k/a Allstate Financial Services, Inc.) and Allstate
                  Financial Services, LLC (f/k/a LSA Securities, Inc.) effective
                  August 2, 1999. Incorporated herein by reference to Exhibit
                  10.8 to Allstate Life Insurance Company's Annual Report on
                  Form 10-K for 2003. (SEC File No. 000-31248)

      10.12 Coinsurance Agreement between Allstate Life Insurance Company and Lincoln Benefit Life Company, effective December 31, 2001.
                  Incorporated herein by reference to Exhibit 10.11 to Lincoln
                  Benefit Life Company's Quarterly Report on Form 10-Q for quarter ended June 30, 2002.

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

      23          Consent of Independent Registered Public Accounting Firm

      31.1        Rule 15d-14(a) Certification of Principal Executive Officer

      31.2        Rule 15d-14(a) Certification of Principal Financial Officer

      32          Section 1350 Certifications

      99(ii)      The Allstate Corporation Policy Regarding Pre-Approval of
                  Independent Auditor's Services effective November 10, 2003.
                  Incorporated herein by reference to Exhibit 99(ii) to Lincoln
                  Benefit Life Company's Annual Report on Form 10-K for 2004.

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

                    LINCOLN BENEFIT LIFE COMPANY
                    (Registrant)

March 13, 2006      /s/Samuel H. Pilch
                    --------------------------------------------------
                    By: Samuel H. Pilch
                    (chief accounting officer and duly authorized officer of the registrant)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                          TITLE                            DATE
---------                                          -----                            ----
/s/ Casey J. Sylla                                 Chairman of the Board,           March 13, 2006
----------------------------------------           Chief Executive Officer and
Casey J. Sylla                                     a Director
                                                   (Principal Executive
                                                   Officer)

/s/John C. Pintozzi                                Senior Vice President,           March 13, 2006
----------------------------------------           Chief Financial Officer and
John C. Pintozzi                                   a Director
                                                   (Principal Financial
                                                   Officer)

/s/Lawrence W. Dahl                                Director                         March 13, 2006
----------------------------------------
Lawrence W. Dahl

/s/ John C. Lounds
----------------------------------------           Director                         March 13, 2006
John C. Lounds

/s/Kevin R. Slawin                                 Director                         March 13, 2006
----------------------------------------
Kevin R. Slawin

/s/Michael J. Velotta                              Director                         March 13, 2006
----------------------------------------
Michael J. Velotta

/s/Douglas B. Welch                                Director                         March 13, 2006
----------------------------------------
Douglas B.Welch

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

                          LINCOLN BENEFIT LIFE COMPANY
           SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENT
                               IN RELATED PARTIES
                                DECEMBER 31, 2005

                                                                                                                 AMOUNTS AT
(IN THOUSANDS)                                                                                                     WHICH
                                                                                                                 SHOWN ON
                                                                                                                  BALANCE
                                                                                COST           FAIR VALUE          SHEET
                                                                                ----           ----------          -----
TYPE OF INVESTMENT
Fixed maturities:
   Bonds:
      United States government, government agencies and authorities.......  $      99,197    $      101,391    $     101,391
      States, municipalities and political subdivisions...................            503               544              544
      Public utilities....................................................          8,324             8,004            8,004
      All other corporate bonds...........................................         83,100            82,807           82,807
   Mortgage-backed securities.............................................         32,362            31,965           31,965
   Asset-backed securities................................................         15,120            15,618           15,618
   Commercial mortgage-backed securities..................................         27,851            27,216           27,216
                                                                           --------------     -------------     ------------
      Total fixed maturities..............................................        266,457    $      267,545          267,545
                                                                           --------------     -------------     ------------

Short-term investments....................................................          3,824                              3,824
                                                                           --------------                       ------------
      Total investments...................................................  $     270,281                      $     271,369
                                                                           ==============                       ============

                          LINCOLN BENEFIT LIFE COMPANY
                            SCHEDULE IV--REINSURANCE

(IN THOUSANDS)

                                                    GROSS                                   NET
YEAR ENDED DECEMBER 31, 2005                        AMOUNT             CEDED              AMOUNT
------------------------------------            ---------------   ------------------   ---------------
Life insurance in force                       $   250,002,951    $     250,002,951    $             -
                                                ---------------   ------------------   ---------------

Premiums and contract charges:
    Life and annuities                        $       735,892    $         735,892    $             -
    Accident and health                               111,371              111,371                  -
                                                ---------------   ------------------   ---------------
                                              $       847,263    $         847,263    $             -
                                                ---------------   ------------------   ---------------

                                                    GROSS                                   NET
YEAR ENDED DECEMBER 31, 2004                        AMOUNT             CEDED              AMOUNT
------------------------------------            ---------------   ------------------   ---------------
Life insurance in force                       $   211,262,503    $     211,262,503    $             -
                                                ---------------   ------------------   ---------------

Premiums and contract charges:
         Life and annuities                   $       649,996    $         649,996    $             -
         Accident and health                           96,346               96,346                  -
                                                ---------------   ------------------   ---------------
                                              $       746,342    $         746,342    $             -
                                                ---------------   ------------------   ---------------

                                                    GROSS                                   NET
YEAR ENDED DECEMBER 31, 2003                        AMOUNT             CEDED              AMOUNT
------------------------------------            ---------------   ------------------   ---------------
Life insurance in force                       $   179,908,435    $     179,908,435    $             -
                                                ---------------   ------------------   ---------------

Premiums and contract charges:
         Life and annuities                   $       773,023    $         773,023    $             -
         Accident and health                           97,236               97,236                  -
                                                ---------------   ------------------   ---------------
                                              $       870,259    $         870,259    $             -
                                                ---------------   ------------------   ---------------