Form 10-Q
period 2006-03-31
LINCOLN BENEFIT LIFE CO
filed 2006-05-08
CIK 910739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Registrant’s telephone number, including area code: 800-525-9287

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer
☐	☐	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

None of the common equity of the registrant is held by non-affiliates. Therefore, the aggregate market value of common equity held by non-affiliates of the registrant is zero.

As of May 8, 2006, the Registrant had 25,000 common shares, $100 par value, outstanding, all of which are held by Allstate Life Insurance Company.

LINCOLN BENEFIT LIFE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
(in thousands)	2006	2005
	(Unaudited)
Revenues
Net investment income	$3,389	$3,361
Realized capital gains and losses	—	(95)

Income from operations before income tax expense	3,389	3,266
Income tax expense	1,183	1,140
Net income	$2,206	$2,126

See notes to condensed financial statements.

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
(in thousands, except par value data)	2006	2005
	(Unaudited)

Assets
Investments
Fixed income securities, at fair value (amortized cost $266,369 and $266,457)	$262,080	$267,545
Short-term	7,368	3,824
Total investments	269,448	271,369

Cash	7,474	8,349
Reinsurance recoverable from Allstate Life Insurance Company	18,577,750	18,350,983
Reinsurance recoverable from non-affiliates	1,060,623	1,019,850
Receivable from affiliates	21,849	10,394
Deferred income taxes	1,263	—
Other assets	90,665	96,059
Separate Accounts	2,890,255	2,718,509
Total assets	$22,919,327	$22,475,513

Liabilities
Contractholder funds	$17,687,591	$17,462,104
Reserve for life-contingent contract benefits	1,931,788	1,892,194
Current income taxes payable	5,924	4,769
Unearned premiums	27,037	26,992
Deferred income taxes	—	591
Other liabilities and accrued expenses	108,770	101,103
Separate Accounts	2,890,255	2,718,509
Total liabilities	22,651,365	22,206,262

Commitments and Contingent Liabilities (Note 3)

Shareholder’s equity
Common stock, $100 par value, 30 thousand shares authorized, 25 thousand shares issued and outstanding	2,500	2,500
Additional capital paid-in	180,000	180,000
Retained income	88,250	86,044
Accumulated other comprehensive income:
Unrealized net capital gains and losses	(2,788)	707
Total accumulated other comprehensive income	(2,788)	707
Total shareholder’s equity	267,962	269,251
Total liabilities and shareholder’s equity	$22,919,327	$22,475,513

See notes to condensed financial statements.

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2006	2005
	(Unaudited)

Cash flows from operating activities

Net income	$2,206	$2,126
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	122	109
Realized capital gains and losses	—	95
Changes in:
Contract benefits and other insurance reserves, net of reinsurance recoverables	(2,459)	(3,037)
Income taxes payable	1,183	1,140
Receivable/payable to affiliates, net	(11,455)	48,540
Other operating assets and liabilities	13,106	(42,886)
Net cash provided by operating activities	2,703	6,087

Cash flows from investing activities

Fixed income securities
Proceeds from sales	—	2,040
Investment collections	6,123	4,925
Investment purchases	(6,157)	(31,444)
Change in short-term investments	(3,544)	21,071
Net cash used in investing activities	(3,578)	(3,408)

Net (decrease) increase in cash	(875)	2,679
Cash at beginning of period	8,349	10,532
Cash at end of period	$7,474	$13,211

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

The condensed financial statements and notes as of March 31, 2006, and for the three-month periods ended March 31, 2006 and 2005, are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Adopted accounting standards

Financial Accounting Standards Board Staff Position No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”   (“FSP FAS 115-1”)

The Company adopted Financial Accounting Standards Board (“FASB”) FSP FAS 115-1 as of January 1, 2006. FSP 115-1 nullifies the guidance in paragraphs 10-18 of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and references existing other than temporary impairment guidance. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for income recognition on an impaired debt security. The adoption of FSP FAS 115-1 was required on a prospective basis and did not have a material effect on the results of operations or financial position of the Company.

Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”)

The Company adopted SFAS No. 154 on January 1, 2006. SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise promulgated. The Company had no accounting changes or error corrections in the current period affected by the new standard.

Pending accounting standard

Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”)

In October 2005, the AICPA issued SOP 05-1. SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those already described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the SOP on its results of operations and financial position. Any impact resulting from the adoption of SOP 05-1 on the Company’s results of operations will be ceded to ALIC under the terms of the reinsurance agreements.

2. Reinsurance

The Company has reinsurance agreements under which it reinsures all of its business to ALIC or other non-affiliated reinsurers. Under the agreements, premiums, contract charges, interest credited to contractholder funds, contract benefits and certain expenses are reinsured. The Company continues to have primary liability as the direct insurer for risks reinsured.

Investment income earned on the assets which support contractholder funds and the reserve for life-contingent contract benefits is not included in the condensed financial statements as those assets are owned and managed by ALIC or third party reinsurers under terms of the reinsurance agreements.

The effects of reinsurance on premiums and contract charges are as follows:

	Three months ended March 31,
	2006	2005
(in thousands)
Premiums and contract charges
Direct	$220,164	$197,708
Assumed - non-affiliate	2,021	1,126
Ceded
Affiliate	(124,880)	(116,833)
Non-affiliate	(97,305)	(82,001)
Premiums and contract charges, net of reinsurance	$—	$—

The effects of reinsurance on interest credited to contractholder funds, contract benefits and certain other expenses are as follows:

	Three months ended March 31,
	2006	2005
(in thousands)
Interest credited to contractholder funds, contract benefits and certain other expenses
Direct	$480,157	$584,819
Assumed - non-affiliate	2,050	1,420
Ceded
Affiliate	(359,951)	(454,312)
Non-affiliate	(122,256)	(131,927)
Interest credited to contractholder funds, contract benefits and certain other expenses, net of reinsurance	$—	$—

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

The aggregate liability balance related to all guarantees was not material as of March 31, 2006.

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

•                  For the reasons specified above, it is often not possible to make meaningful estimates of the amount or range of loss that could result from the matters described below in the “Proceedings” subsection. The Company reviews these matters on an on-going basis and follows the provisions of SFAS No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions.

When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

•                  Due to the complexity and scope of the matters disclosed in the “Proceedings” subsection below and the many uncertainties that exist, the ultimate outcome of these matters cannot be reasonably predicted. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved and may be material to the Company’s operating results or cash flows for a particular quarter or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters described below as they are resolved over time is not likely to have a material adverse effect on the financial position of the Company.

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

Various other legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the target of a number of lawsuits and proceedings, some of which involve claims for substantial or indeterminate amounts. These actions are based on a variety of issues and target a range of the Company’s practices. The outcome of these disputes is currently unpredictable. However, based on information currently known to it and the existence of the reinsurance agreements with ALIC, management believes that the ultimate outcome of all matters described in this “Other Matters” subsection in excess of amounts currently reserved, as they are resolved over time is not likely to have a material effect on the operating results, cash flows or financial condition of the Company.

4. Other Comprehensive Loss

The components of other comprehensive loss on a pretax and after-tax basis are as follows:

	Three months ended March 31,
(in thousands)	2006			2005
			After-			After-
	Pretax	Tax	tax	Pretax	Tax	tax

Unrealized holding losses arising during the period	$(5,377)	$1,882	$(3,495)	$(5,548)	$1,941	$(3,607)
Less: reclassification adjustment of realized capital gains and losses	—	—	—	(95)	33	(62)
Other comprehensive loss	$(5,377)	$1,882	(3,495)	$(5,453)	$1,908	(3,545)

Net income			2,206			2,126

Comprehensive loss			$(1,289)			$(1,419)

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2006 AND 2005

OVERVIEW

The following discussion highlights significant factors influencing the financial position and results of operations of Lincoln Benefit Life Company (referred to in this document as “we”, “our”, “us”, or the “Company”). It should be read in conjunction with the condensed financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Lincoln Benefit Life Company Annual Report on Form 10-K for 2005. We operate as a single segment entity, based on the manner in which we use financial information to evaluate performance and to determine the allocation of resources.

OPERATIONS

	Three months ended
	March 31,
(in thousands)	2006	2005

Net investment income	$3,389	$3,361
Realized capital gains and losses	—	(95)
Income tax expense	1,183	1,140
Net income	$2,206	$2,126

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

Net income increased $80 thousand to $2.2 million in the first quarter of 2006 from $2.1 million in the same period in the prior year due to net realized capital losses that were recognized in the prior period and higher net investment income in the first quarter of 2006 compared to the same period in the prior year.

Net investment income increased 0.8% in the first quarter of 2006 compared to the same period in 2005 due to higher average portfolio balances, partially offset by lower yields on fixed income securities. Higher portfolio balances resulted from the investment of cash flows from operating activities.

Realized capital losses of $95 thousand were recorded in the first quarter of 2005 as a result of sales of fixed income securities. There were no realized capital gains or losses in the first quarter of 2006.

FINANCIAL POSITION

(in thousands)	March 31,	December 31,
	2006	2005
Fixed income securities (1)	$262,080	$267,545
Short-term	7,368	3,824
Total investments	$269,448	$271,369

Cash	$7,474	$8,349

Reinsurance recoverable from ALIC	18,577,750	18,350,983

Reinsurance recoverable from non-affiliates	1,060,623	1,019,850

Contractholder funds	17,687,591	17,462,104

Reserve for life-contingent contract benefits	1,931,788	1,892,194

Separate Accounts assets and liabilities	2,890,255	2,718,509

(1) Fixed income securities are carried at fair value. Amortized cost basis for these securities was $266.4 million and $266.5 million at March 31, 2006 and December 31, 2005, respectively.

Total investments decreased $1.9 million in the first quarter of 2006 as a result of net unrealized capital losses on fixed income securities at March 31, 2006 compared to net unrealized capital gains at December 31, 2005.

At March 31, 2006, all securities in the fixed income securities portfolio were rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from S&P, Fitch or Dominion; or a comparable internal rating if an externally provided rating is not available.

Unrealized net capital losses on fixed income securities at March 31, 2006 were $4.3 million, compared to unrealized net capital gains of $1.1 million at December 31, 2005. The net unrealized losses were comprised of $7.9 million of unrealized losses and $3.6 million of unrealized gains at March 31, 2006. The unrealized gains at December 31, 2005 were comprised of $5.3 million of unrealized gains and $4.2 million of unrealized losses.

At March 31, 2006, all of the gross unrealized losses were related to investment grade securities in our corporate fixed income securities portfolio. Within this portfolio, the capital goods, consumer goods and utilities sectors had the highest concentration of unrealized losses. The gross unrealized losses in these sectors were primarily interest rate related or company specific.

Our portfolio monitoring process identifies and evaluates, on a case-by-case basis, fixed income securities whose carrying value may be other than temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults. As a result of approved programs involving the disposition of investments such as changes in duration and revisions to strategic asset allocations, and certain dispositions anticipated by portfolio managers, we also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery. All securities in an unrealized loss position at March 31, 2006 were included in our portfolio monitoring process wherein it was determined that the declines in value were not other than temporary.

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

As of March 31, 2006 and December 31, 2005, we had no securities categorized as “problem”, “restructured” or “potential problem”.

Net Realized Capital Gains and Losses The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended March 31,
(in thousands)	2006	2005

Dispositions	$—	$(95)
Realized capital gains and losses, pretax	—	(95)
Income tax benefit	—	33
Realized capital gains and losses, after-tax	$—	$(62)

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

Reinsurance recoverable, Contractholder funds and Reserve for life-contingent contract benefits

Contractholder funds increased to $17.69 billion at March 31, 2006, from $17.46 billion at December 31, 2005 primarily as a result of new and additional deposits on fixed annuities and interest-sensitive life products and interest credited to contractholder funds partially offset by surrenders, withdrawals and benefit payments. The reserve for life-contingent contract benefits increased $39.6 million to $1.93 billion at March 31, 2006 resulting from sales of immediate annuities with life contingencies and other life-contingent products, partially offset by benefits paid and policy lapses. Reinsurance recoverable from ALIC and reinsurance recoverable from non-affiliates increased correspondingly by $226.8 million and $40.8 million, respectively.

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

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity. The following table summarizes our capital resources:

(in thousands)	March 31, 2006	December 31, 2005
Common stock, additional capital paid-in and retained income	$270,750	$268,544
Accumulated other comprehensive income	(2,788)	707
Total shareholder’s equity	$267,962	$269,251

Shareholder’s equity declined in the first quarter of 2006 due to an unfavorable change in unrealized capital gains and losses, partially offset by net income.

Financial Ratings and Strength We share the insurance financial strength ratings of our parent, ALIC, as our business is reinsured to ALIC. ALIC’s ratings are influenced by many factors including operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage, AIC’s ratings and other factors. There have been no changes to ALIC’s insurance financial strength ratings since December 31, 2005.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission under the Securities Exchange Act is made known to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information required for this Part II, Item 1, is incorporated by reference to the discussion under the heading “Regulation” and under the heading “Legal and regulatory proceedings and inquires” in Note 3 of the Company’s Condensed Financial Statements in Part I, Item 1, of this Form 10-Q.

Item 1A. Risk Factors

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

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. Risk factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the Securities and Exchange Commission, and those incorporated by reference in Part I, Item 1A of Lincoln Benefit Life Company Annual Report on Form 10-K for 2005. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 6. Exhibits

(a)	Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lincoln Benefit Life Company

(Registrant)

May 8, 2006

	By	/s/ Samuel H. Pilch

Samuel H. Pilch
(chief accounting officer and duly authorized officer of the registrant)

Exhibit No.	Description

3.2	Amended and Restated By-Laws of Lincoln Benefit Life Company, effective March 10, 2006.

31.1	Rule 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1