Form 10-Q
period 2006-06-30
LINCOLN BENEFIT LIFE CO
filed 2006-08-08
CIK 910739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-111553

LINCOLN BENEFIT LIFE COMPANY

(Exact name of registrant as specified in its charter)

Nebraska	7-0221457
(State of Incorporation)	(I.R.S. Employer Identification No.)
2940 South 84th Street
Lincoln, Nebraska	68506
(Address of principal executive offices)	(Zip code)

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

As of August 8, 2006, the Registrant had 25,000 common shares, $100 par value, outstanding, all of which are held by Allstate Life Insurance Company.

LINCOLN BENEFIT LIFE COMPANY
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005
	(unaudited)		(unaudited)
Revenues
Net investment income	$3,568	$3,429	$6,957	$6,790
Realized capital gains and losses	(847)	(22)	(847)	(117)

Income from operations before income tax expense	2,721	3,407	6,110	6,673
Income tax expense	950	1,191	2,133	2,331
Net income	$1,771	$2,216	$3,977	$4,342

See notes to condensed financial statements.

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
($ in thousands, except par value data)	2006	2005
	(Unaudited)

Assets
Investments
Fixed income securities, at fair value (amortized cost $271,728 and $266,457)	$264,965	$267,545
Short-term	8,528	3,824
Total investments	273,493	271,369

Cash	35,116	8,349
Reinsurance recoverable from Allstate Life Insurance Company	18,691,877	18,350,983
Reinsurance recoverable from non-affiliates	1,092,567	1,019,850
Receivable from affiliates	—	10,394
Deferred income taxes	2,157	—
Other assets	90,635	96,059
Separate Accounts	2,874,282	2,718,509
Total assets	$23,060,127	$22,475,513

Liabilities
Contractholder funds	$17,785,053	$17,462,104
Reserve for life-contingent contract benefits	1,985,918	1,892,194
Current income taxes payable	6,903	4,769
Unearned premiums	26,278	26,992
Deferred income taxes	—	591
Payable to affiliates, net	9,019	—
Other liabilities and accrued expenses	104,549	101,103
Separate Accounts	2,874,282	2,718,509
Total liabilities	22,792,002	22,206,262

Commitments and Contingent Liabilities (Note 3)

Shareholder’s equity
Common stock, $100 par value, 30 thousand shares authorized, 25 thousand shares issued and outstanding	2,500	2,500
Additional capital paid-in	180,000	180,000
Retained income	90,021	86,044
Accumulated other comprehensive income:
Unrealized net capital gains and losses	(4,396)	707
Total accumulated other comprehensive income	(4,396)	707
Total shareholder’s equity	268,125	269,251
Total liabilities and shareholder’s equity	$23,060,127	$22,475,513

See notes to condensed financial statements.

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2006	2005
	(Unaudited)

Cash flows from operating activities

Net income	$3,977	$4,342
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	247	225
Realized capital gains and losses	847	117
Changes in:
Reserve for life-contingent contract benefits and contractholder funds, net of reinsurance recoverables	3,062	826
Income taxes payable	2,133	2,331
Receivable/payable to affiliates, net	19,413	19,743
Other operating assets and liabilities	4,495	(10,449)
Net cash provided by operating activities	34,174	17,135

Cash flows from investing activities

Fixed income securities
Proceeds from sales	10,877	3,099
Investment collections	6,790	7,793
Investment purchases	(20,370)	(43,288)
Change in short-term investments	(4,704)	25,855
Net cash used in investing activities	(7,407)	(6,541)

Net increase in cash	26,767	10,594
Cash at beginning of period	8,349	10,532
Cash at end of period	$35,116	$21,126

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

The condensed financial statements and notes as of June 30, 2006, and for the three-month and six-month periods ended June 30, 2006 and 2005, are unaudited.  The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Adopted accounting standards

Financial Accounting Standards Board Staff Position No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”   (“FSP FAS 115-1”)

The Company adopted Financial Accounting Standards Board (“FASB”) FSP FAS 115-1 as of January 1, 2006.  FSP 115-1 nullifies the guidance in paragraphs 10-18 of Emerging Issues Task Force Issue No. 03-1 (“EITF Issue 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and references existing other than temporary impairment guidance.  FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for income recognition on an impaired debt security.  The adoption of FSP FAS 115-1 was required on a prospective basis and did not have a material effect on the results of operations or financial position of the Company.

Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No.  154”)

The Company adopted SFAS No. 154 on January 1, 2006.  SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”.  SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise promulgated.  The Company had no accounting changes or error corrections affected by the new standard.

Pending accounting standards

Statement of Position 05-01, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts”

In October 2005, the AICPA issued SOP 05-1.   SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those already described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”.  SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract.  The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006.  The Company is currently assessing the impact of the SOP on its results of operations and financial position.  Any impact resulting from the adoption of SOP 05-1 on the Company’s results of operations will be ceded to ALIC under the terms of the reinsurance agreements.

Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”)

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 requires an entity to recognize the benefit of tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities.  The tax benefit is measured as the largest benefit that is more than fifty percent likely of being realized upon final settlement with the respective taxing authorities.   FIN 48 is effective for fiscal years beginning after December 15, 2006.  FIN 48 is not expected to have a material effect on the results of operations or financial position of the Company.

2. Reinsurance

The Company has reinsurance agreements under which it reinsures all of its business to ALIC or other non-affiliated reinsurers.  Under the agreements, premiums, contract charges, interest credited to contractholder funds, contract benefits and certain expenses are reinsured.  The Company continues to have primary liability as the direct insurer for risks reinsured.

Investment income earned on the assets which support contractholder funds and the reserve for life-contingent contract benefits is not included in the condensed financial statements as those assets are owned and managed by ALIC or third party reinsurers under terms of the reinsurance agreements.  The timing of the transfer of funds under the reinsurance agreements may result in fluctuations in net cash provided by operating activities in the Condensed Statements of Cash Flows.

The effects of reinsurance on premiums and contract charges are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005

Premiums and contract charges
Direct	$233,381	$203,888	$453,545	$401,596
Assumed - non-affiliate	2,900	1,477	4,921	2,603
Ceded
Affiliate	(140,091)	(105,622)	(264,971)	(222,455)
Non-affiliate	(96,190)	(99,743)	(193,495)	(181,744)
Premiums and contract charges, net of reinsurance	$—	$—	$—	$—

The effects of reinsurance on interest credited to contractholder funds, contract benefits and certain other expenses are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005

Interest credited to contractholder funds, contract benefits and certain other expenses
Direct	$419,324	$451,593	$899,481	$1,036,412
Assumed-non-affiliate	2,827	1,698	4,877	3,118
Ceded
Affiliate	(316,823)	(343,655)	(676,774)	(797,967)
Non-affiliate	(105,328)	(109,636)	(227,584)	(241,563)
Interest credited to contractholder funds, contract benefits and certain other expenses, net of reinsurance	$—	$—	$—	$—

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

The aggregate liability balance related to all guarantees was not material as of June 30, 2006.

Regulation

The Company is subject to changing social, economic and regulatory conditions.  From time to time regulatory authorities or legislative bodies seek to impose additional regulations regarding agent and broker compensation and otherwise expand overall regulation of insurance products and the insurance industry.  The ultimate changes and eventual effects of these initiatives on the Company’s business, if any, are uncertain.

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

AIC is defending certain matters relating to its agency program reorganization announced in 1999. These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws, a class action filed in August

2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act, breach of contract and ERISA violations, and a lawsuit filed in October 2004 by the EEOC alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization.  AIC is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization.  These plaintiffs have asserted breach of contract and ERISA claims and are seeking actual damages including benefits under Allstate employee benefit plans and payments provided in connection with the reorganization, as well as punitive damages.  In late March 2004, in the first EEOC lawsuit and class action lawsuit, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer.  The court also ordered that an agent who voids the release must return to AIC “any and all benefits received by the [agent] in exchange for signing the release.”  The court also “concluded that, on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order.  The case otherwise remains pending.  A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue.  These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes.  This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in April 2005.  In these matters, plaintiffs seek compensatory and punitive damages, and equitable relief.  AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization. In addition, AIC has been defending certain matters relating to its life agency program reorganization announced in 2000. These matters have been the subject of an investigation by the EEOC with respect to allegations of age discrimination and retaliation.  A conciliation agreement relating to certain of these matters has been entered into between AIC and the EEOC.   The outcome of these disputes is currently uncertain.

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

4. Other Comprehensive (Loss) Income

The components of other comprehensive (loss) income on a pretax and after-tax basis are as follows:

	Three Months Ended June 30,
(in thousands)	2006			2005
			After-			After-
	Pretax	Tax	tax	Pretax	Tax	tax

Unrealized holding (losses) gains arising during the period	$(3,306)	$1,157	$(2,149)	$5,995	$(2,097)	$3,898
Less: reclassification adjustment of realized capital gains and losses	(832)	291	(541)	(22)	8	(14)
Other comprehensive (loss) income	$(2,474)	$866	(1,608)	$6,017	$(2,105)	3,912

Net income			1,771			2,216

Comprehensive income			$163			$6,128

	Six Months Ended June 30,
(in thousands)	2006			2005
			After-			After-
	Pretax	Tax	Tax	Pretax	Tax	Tax

Unrealized holding (losses) gains arising during the period	$(8,683)	$3,039	$(5,644)	$447	$(156)	$291
Less: reclassification adjustment of realized capital gains and losses	(832)	291	(541)	(117)	41	(76)
Other comprehensive (loss) income	$(7,851)	$2,748	(5,103)	$564	$(197)	367

Net income			3,977			4,342

Comprehensive (loss) income			$(1,126)			$4,709

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2006 AND 2005

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

OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005

Net investment income	$3,568	$3,429	$6,957	$6,790
Realized capital gains and losses	(847)	(22)	(847)	(117)
Income tax expense	(950)	(1,191)	(2,133)	(2,331)
Net income	$1,771	$2,216	$3,977	$4,342

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

On June 1, 2006, ALIC, its subsidiary, Allstate Life Insurance Company of New York, and The Allstate Corporation completed the disposal of substantially all of their variable annuity business pursuant to a definitive agreement with Prudential Financial, Inc. and its subsidiary, The Prudential Insurance Company of America (“collectively Prudential”), which was entered into on March 8, 2006. The disposal was effected through a combination of coinsurance and modified coinsurance reinsurance agreements. The Company is not a direct participant in this agreement and its reinsurance agreements with ALIC remain unchanged.

Net income decreased 20.1% in the second quarter and 8.4% in the first six months of 2006 compared to the same periods in 2005.  The declines were due to higher net realized capital losses, partially offset by increased net investment income.

Net investment income increased 4.1% in the second quarter and 2.5% in the first six months of 2006 compared to the same periods of 2005 due to higher average portfolio balances.

Net realized capital losses increased $825 thousand and $730 thousand in the second quarter and first six months of 2006, respectively, when compared to 2005 due to higher losses on dispositions of fixed income securities.

FINANCIAL POSITION

(in thousands)	June 30,	December 31,
	2006	2005
Fixed income securities (1)	$264,965	$267,545
Short-term	8,528	3,824
Total investments	$273,493	$271,369

Cash	$35,116	$8,349

Reinsurance recoverable from ALIC	18,691,877	18,350,983

Reinsurance recoverable from non-affiliates	1,092,567	1,019,850

Contractholder funds	17,785,053	17,462,104

Reserve for life-contingent contract benefits	1,985,918	1,892,194

Separate Accounts assets and liabilities	2,874,282	2,718,509

(1)             Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $271.7 million and $266.5 million at June 30, 2006 and December 31, 2005, respectively.

Total investments increased to $273.5 million at June 30, 2006 from $271.4 million at December 31, 2005 due to positive cash flows from operating activities, partially offset by an unfavorable change in unrealized capital gains and losses on fixed income securities.

At June 30, 2006, all securities in the fixed income securities portfolio were rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from S&P, Fitch or Dominion; or a comparable internal rating if an externally provided rating is not available.

The unrealized net capital losses on fixed income securities at June 30, 2006 were $6.8 million, compared to unrealized net capital gains of $1.1 million at December 31, 2005.  The net unrealized losses were comprised of $9.5 million of unrealized losses and $2.7 million of unrealized gains at June 30, 2006.  The unrealized gains at December 31, 2005 were comprised of $5.3 million of unrealized gains and $4.2 million of unrealized losses.

Of the total gross unrealized losses at June 30, 2006, $3.8 million or 40.2% were related to securities in our corporate fixed income securities portfolio and are believed to be a result of a rising interest rate environment or company specific issues.  These losses were primarily comprised of losses in the consumer goods, financial services and utilities sectors. Of the remaining $5.7 million of unrealized losses, $3.1 million or 54.4% were related to securities in our U.S. government and government agencies portfolio and are believed to be interest rate related.

Our portfolio monitoring process identifies and evaluates, on a case-by-case basis, fixed income securities whose carrying value may be other-than-temporarily impaired.  The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults.  As a result of approved programs involving the disposition of investments such as changes in duration and revisions to strategic asset allocations, and certain dispositions anticipated by portfolio managers, we also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery.  All securities in an unrealized loss position at June 30, 2006 were included in our portfolio monitoring process for determining which declines in value were not other-than-temporary.

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

As of June 30, 2006 and December 31, 2005, we had no securities categorized as “problem”, “restructured” or “potential problem”.

Net Realized Capital Gains and Losses The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005

Dispositions	$(847)	$(22)	$(847)	$(117)
Realized capital gains and losses, pretax	(847)	(22)	(847)	(117)
Income tax benefit	296	8	296	41
Realized capital gains and losses, after-tax	$(551)	$(14)	$(551)	$(76)

Dispositions in the above table include sales and other transactions such as calls and prepayments.  We may sell fixed income securities during the period in which fair value has declined below amortized cost.  In certain situations, new factors such as negative developments, subsequent credit deterioration, relative value opportunities, market liquidity concerns and portfolio reallocations can subsequently change our previous intent to continue holding a security.

Reinsurance recoverable, Contractholder funds and Reserve for life-contingent contract benefits

Contractholder funds increased $322.9 million to $17.79 billion at June 30, 2006, from $17.46 billion at December 31, 2005 as a result of new and additional deposits on fixed annuities and interest-sensitive life products and interest credited to contractholder funds, partially offset by surrenders, withdrawals and benefit payments.  The reserve for life-contingent contract benefits increased $93.7 million to $1.99 billion at June 30, 2006 resulting from sales of immediate annuities with life contingencies and other life-contingent products, partially offset by benefits paid and policy lapses.  Reinsurance recoverable from ALIC and reinsurance recoverable from non-affiliates increased correspondingly by $340.9 million and $72.7 million, respectively.

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

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity.  The following table summarizes our capital resources:

(in thousands)	June 30, 2006	December 31, 2005
Common stock, additional capital paid-in and retained income	$272,521	$268,544
Accumulated other comprehensive income	(4,396)	707
Total shareholder’s equity	$268,125	$269,251

Shareholder’s equity declined in the first six months of 2006 due to an unfavorable change in unrealized capital gains and losses, partially offset by net income.

Financial Ratings and Strength  We share the insurance financial strength ratings of our parent, ALIC, as our business is reinsured to ALIC.  ALIC’s ratings are influenced by many factors including operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage, Allstate Insurance Company’s (“AIC”) ratings and other factors.  There have been no changes to ALIC’s insurance financial strength ratings since December 31, 2005.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended June 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. Risk factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the Securities and Exchange Commission, and those in Part I, Item 1A of Lincoln Benefit Life Company Annual Report on Form 10-K for 2005, which are hereby incorporated herein by reference.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 6. Exhibits

(a)  Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lincoln Benefit Life Company

(Registrant)

August 8, 2006
	By	/s/ Samuel H. Pilch

Samuel H. Pilch
Controller
(chief accounting officer and duly authorized officer of the registrant)

Exhibit No.	Description

10.1	Administrative Services Agreement between Lincoln Benefit Life Company and Allstate Life Insurance Company effective June 1, 2006.

31.1	Rule 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1