Form 10-Q
period 2006-09-30
LINCOLN BENEFIT LIFE CO
filed 2006-11-07
CIK 910739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

As of November 7, 2006, the Registrant had 25,000 common shares, $100 par value, outstanding, all of which are held by Allstate Life Insurance Company.

LINCOLN BENEFIT LIFE COMPANY
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
	(unaudited)		(unaudited)
Revenues
Net investment income	$3,524	$3,420	$10,481	$10,210
Realized capital gains and losses	(408)	—	(1,255)	(117)

Income from operations before income tax expense	3,116	3,420	9,226	10,093
Income tax expense	1,089	1,195	3,222	3,526
Net income	$2,027	$2,225	$6,004	$6,567

See notes to condensed financial statements.

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,
($ in thousands, except par value data)	2006	2005
	(Unaudited)

Assets
Investments
Fixed income securities, at fair value (amortized cost $263,269 and $266,457)	$263,364	$267,545
Short-term	2,613	3,824
Total investments	265,977	271,369

Cash	6,893	8,349
Reinsurance recoverable from Allstate Life Insurance Company	19,005,373	18,350,983
Reinsurance recoverable from non-affiliates	1,154,137	1,019,850
Receivable from affiliates	31,831	10,394
Other assets	96,625	96,059
Separate Accounts	2,954,742	2,718,509
Total assets	$23,515,578	$22,475,513

Liabilities
Contractholder funds	$18,088,143	17,462,104
Reserve for life-contingent contract benefits	2,051,177	1,892,194
Unearned premiums	26,252	26,992
Deferred income taxes	243	591
Current income taxes payable	3,222	4,769
Other liabilities and accrued expenses	117,189	101,103
Separate Accounts	2,954,742	2,718,509
Total liabilities	23,240,968	22,206,262

Commitments and Contingent Liabilities (Note 3)

Shareholder’s equity
Common stock, $100 par value, 30 thousand shares authorized, 25 thousand shares issued and outstanding	2,500	2,500
Additional capital paid-in	180,000	180,000
Retained income	92,048	86,044
Accumulated other comprehensive income:
Unrealized net capital gains and losses	62	707
Total accumulated other comprehensive income	62	707
Total shareholder’s equity	274,610	269,251
Total liabilities and shareholder’s equity	$23,515,578	$22,475,513

See notes to condensed financial statements.

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2006	2005
	(Unaudited)

Cash flows from operating activities

Net income	$6,004	$6,567
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	354	343
Realized capital gains and losses	1,255	117
Changes in:
Reserve for life-contingent contract benefits and contractholder funds, net of reinsurance recoverables	(3,655)	1,290
Income taxes payable	(1,547)	3,564
Receivable/payable to affiliates, net	(21,437)	28,827
Other operating assets and liabilities	24,150	(22,716)
Net cash provided by operating activities	5,124	17,992

Cash flows from investing activities

Fixed income securities
Proceeds from sales	10,735	3,099
Investment collections	12,358	16,705
Investment purchases	(30,884)	(58,209)
Change in short-term investments	1,211	28,153
Net cash used in investing activities	(6,580)	(10,252)

Net (decrease) increase in cash	(1,456)	7,740
Cash at beginning of period	8,349	10,532
Cash at end of period	$6,893	$18,272

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

The condensed financial statements and notes as of September 30, 2006, and for the three-month and nine-month periods ended September 30, 2006 and 2005 are unaudited.  The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Adopted accounting standards

Financial Accounting Standards Board Staff Position No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”   (“FSP FAS 115-1”)

The Company adopted Financial Accounting Standards Board (“FASB”) FSP FAS 115-1 as of January 1, 2006.  FSP FAS 115-1 nullifies the guidance in paragraphs 10-18 of Emerging Issues Task Force Issue No. 03-1 (“EITF Issue 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and references existing other-than-temporary impairment guidance.  FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for income recognition on an impaired debt security.  The adoption of FSP FAS 115-1 was required on a prospective basis and did not have a material effect on the results of operations or financial position of the Company.

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

Pending accounting standards

Statement of Position 05-01, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”)

In October 2005, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 05-1.   SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those already described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”.  SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract.  The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006.  The Company is currently assessing the impact of the SOP on its results of operations and financial position. Based on the issued standard, the Company does not expect the impact of the adoption to have a material effect on its results of operations or financial position; however, the standard is currently under review and clarifications or revisions may be issued by the AICPA and/or the FASB that could affect the Company’s impact assessment.  Any impact resulting from the adoption of SOP 05-1 on the Company’s results of operations will be ceded to ALIC under the terms of the reinsurance agreements.

Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”)

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 requires an entity to recognize the tax benefit of tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities.  The tax benefit is measured as the largest benefit that is more than fifty percent likely of being realized upon final settlement with the respective taxing authorities.   FIN 48 is effective for fiscal years beginning after December 15, 2006.  FIN 48 is not expected to have a material effect on the results of operations or financial position of the Company.

SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”)

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements; it does not require any new fair value measurements under GAAP.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The effects of adoption will be determined by the types of instruments carried at fair value in the Company’s financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption.  Based on the Company’s current use of fair value measurements, SFAS No. 157 is not expected to have a material effect on the results of operations or financial position of the Company.

Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”)

In September 2006, the SEC issued SAB 108 in order to eliminate the diversity of practice in the process by which misstatements are quantified for purposes of assessing materiality on the financial statements.  SAB 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures.  If a company’s existing methods for assessing the materiality of misstatements are not in compliance with the provisions of SAB 108, the initial application of the provisions may be adopted by restating prior period financial statements under certain circumstances or otherwise by recording the cumulative effect of initially applying the provisions of SAB 108 as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.  The provisions of SAB 108 must be applied no later than the annual financial statements issued for the first fiscal year ending after November 15, 2006.  The Company’s adoption of SAB 108 in the fourth quarter of 2006 for the fiscal year then ended is not expected to have a material effect on its results of operations or financial position.

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

The effects of reinsurance on premiums and contract charges are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Premiums and contract charges
Direct	$237,789	$211,928	$691,334	$613,524
Assumed-non-affiliate	1,133	1,614	6,054	4,217
Ceded
Affiliate	(136,098)	(116,993)	(401,069)	(339,448)
Non-affiliate	(102,824)	(96,549)	(296,319)	(278,293)
Premiums and contract charges, net of reinsurance	$—	$—	$—	$—

The effects of reinsurance on interest credited to contractholder funds, contract benefits and certain other expenses are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Interest credited to contractholder funds, contract benefits and certain other expenses
Direct	$521,165	$451,731	$1,420,646	$1,488,143
Assumed-non-affiliate	1,829	2,050	6,706	5,168
Ceded
Affiliate	(392,321)	(344,857)	(1,069,095)	(1,142,824)
Non-affiliate	(130,673)	(108,924)	(358,257)	(350,487)
Interest credited to contractholder funds, contract benefits and certain other expenses, net of reinsurance	$—	$—	$—	$—

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

The aggregate liability balance related to all guarantees was not material as of September 30, 2006.

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

AIC is defending certain matters relating to its agency program reorganization announced in 1999. These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws (the “EEOC I” suit) and a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act (“ADEA”), breach of contract and ERISA violations (the “Romero I” suit).  In March 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer.  The court also ordered that an agent who voids the release must return to AIC “any and all benefits received by the [agent] in exchange for signing the release.”  The court also stated that, “on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order.  The case otherwise remains pending.  The EEOC also filed another  lawsuit in October 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the “EEOC II” suit).  In EEOC II, in October 2006, the court granted partial summary judgment to the EEOC.  Although the court did not determine that AIC was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether AIC had reasonable factors other than age to support the rehire policy.  AIC is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization.  These plaintiffs have asserted breach of contract and ERISA claims. A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue.  These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes.  This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in April 2005.  In all of these various matters, plaintiffs seek compensatory and punitive damages, and equitable relief.  AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization.  The outcome of these disputes is currently uncertain.

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

However, based on information currently known to it and the existence of the reinsurance agreements with ALIC, management believes that the ultimate outcome of all matters described in this “Other Matters” subsection, in excess of amounts currently reserved, as they are resolved over time is not likely to have a material effect on the operating results, cash flows or financial position of the Company.

4.   Other Comprehensive Income

The components of other comprehensive income (loss) on a pretax and after-tax basis are as follows:

	Three Months Ended September 30,
(in thousands)	2006			2005
			After-			After-
	Pretax	Tax	tax	Pretax	Tax	tax

Unrealized holding gains (losses) arising during the period	$6,450	$(2,257)	$4,193	$(5,766)	$2,018	$(3,748)
Less: reclassification adjustment of realized capital gains and losses	(408)	143	(265)	—	—	—
Other comprehensive income (loss)	$6,858	$(2,400)	4,458	$(5,766)	$2,018	(3,748)

Net income			2,027			2,225

Comprehensive income (loss)			$6,485			$(1,523)

	Nine Months Ended September 30,
(in thousands)	2006			2005
			After-			After-
	Pretax	Tax	Tax	Pretax	Tax	Tax

Unrealized holding losses arising during the period	$(2,233)	$782	$(1,451)	$(5,319)	$1,862	$(3,457)
Less: reclassification adjustment of realized capital gains and losses	(1,240)	434	(806)	(117)	41	(76)
Other comprehensive loss	$(993)	$348	(645)	$(5,202)	$1,821	(3,381)

Net income			6,004			6,567

Comprehensive income			$5,359			$3,186

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005.

OVERVIEW

The following discussion highlights significant factors influencing the financial position and results of operations of Lincoln Benefit Life Company (referred to in this document as “we”, “our”, “us” or the “Company”).  It should be read in conjunction with the condensed financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Lincoln Benefit Life Company Annual Report on Form 10-K for 2005.  We operate as a single segment entity, based on the manner in which we use financial information to evaluate business performance and to determine the allocation of resources.

OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005

Net investment income	$3,524	$3,420	$10,481	$10,210
Realized capital gains and losses	(408)	-	(1,255)	(117)
Income tax expense	(1,089)	(1,195)	(3,222)	(3,526)
Net income	$2,027	$2,225	$6,004	$6,567

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

Net income decreased 8.9% and 8.6% in the third quarter and the first nine months of 2006, respectively, compared to the same periods in 2005.  The declines were due to higher net realized capital losses, partially offset by increased net investment income.

Net investment income increased 3.0% in the third quarter and 2.7% in the first nine months of 2006 compared to the same periods of 2005 due primarily to increased investment yields.

Net realized capital losses increased $408 thousand and $1.14 million in the third quarter and first nine months of 2006, respectively, when compared to 2005 due to higher losses on dispositions of fixed income securities.

FINANCIAL POSITION

	September 30,	December 31,
(in thousands)	2006	2005
Fixed income securities (1)	$263,364	$267,545
Short-term	2,613	3,824
Total investments	$265,977	$271,369

Cash	$6,893	$8,349

Reinsurance recoverable from ALIC	19,005,373	18,350,983

Reinsurance recoverable from non-affiliates	1,154,137	1,019,850

Contractholder funds	18,088,143	17,462,104

Reserve for life-contingent contract benefits	2,051,177	1,892,194

Separate Accounts assets and liabilities	2,954,742	2,718,509

(1)             Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $263.3 million and $266.5 million at September 30, 2006 and December 31, 2005, respectively.

Total investments decreased to $266.0 million at September 30, 2006 from $271.4 million at December 31, 2005 due to the disposition of fixed income securities and a decline in unrealized net capital gains.

At September 30, 2006, all securities in the fixed income portfolio were rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from S&P, Fitch or Dominion; or a comparable internal rating if an externally provided rating is not available.

The unrealized net capital gains on fixed income securities at September 30, 2006 were $95 thousand, compared to unrealized net capital gains of $1.1 million at December 31, 2005.  The net unrealized gains were comprised of $4.6 million of unrealized gains and $4.5 million of unrealized losses at September 30, 2006.  The unrealized gains at December 31, 2005 were comprised of $5.3 million of unrealized gains and $4.2 million of unrealized losses.

Of the total gross unrealized losses at September 30, 2006, $1.9 million or 42.2% were related to securities in our corporate fixed income securities portfolio and are believed to be a result of a rising interest rate environment or company specific issues.  These losses were primarily comprised of losses in the financial services, capital goods and consumer goods sectors.  Of the remaining $2.6 million of unrealized losses, $1.4 million or 53.8% were related to securities in our U.S. government and government agencies portfolio and are believed to be interest rate related.

Our portfolio monitoring process identifies and evaluates, on a case-by-case basis, fixed income securities whose carrying value may be other-than-temporarily impaired.  The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults.  As a result of approved programs involving the disposition of investments such as changes in duration and revisions to strategic asset allocations, and certain dispositions anticipated by portfolio managers, we also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery.  All securities in an unrealized loss position at September 30, 2006 were included in our portfolio monitoring process for determining which declines in value were not other-than-temporary.

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

As of September 30, 2006 and December 31, 2005, we had no securities categorized as “problem”, “restructured” or “potential problem”.

Net Realized Capital Gains and Losses The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005

Dispositions	$(408)	$-	$(1,255)	$(117)
Realized capital gains and losses, pretax	(408)	-	(1,255)	(117)
Income tax benefit	143	-	439	41
Realized capital gains and losses, after-tax	$(265)	$-	$(816)	$(76)

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

Reinsurance recoverable, Contractholder funds and Reserve for life-contingent contract benefits

Contractholder funds increased $626.0 million to $18.09 billion at September 30, 2006, from $17.46 billion at December 31, 2005 as a result of new and additional deposits on fixed annuities and interest-sensitive life products and interest credited to contractholder funds, partially offset by surrenders, withdrawals and benefit payments.  The reserve for life-contingent contract benefits increased $159.0 million to $2.05 billion at September 30, 2006 resulting from sales of immediate annuities with life contingencies and other life-contingent products, partially offset by benefits paid and policy lapses.  Reinsurance recoverable from ALIC and reinsurance recoverable from non-affiliates increased correspondingly by $654.4 million and $134.3 million, respectively.

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

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity.  The following table summarizes our capital resources:

(in thousands)	September 30, 2006	December 31, 2005
Common stock, additional capital paid-in and retained income	$274,548	$268,544
Accumulated other comprehensive income	62	707
Total shareholder’s equity	$274,610	$269,251

Shareholder’s equity increased in the first nine months of 2006 due to net income, partially offset by lower unrealized capital gains and losses.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended September 30, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

November 7, 2006

By	/s/ Samuel H. Pilch

Samuel H. Pilch
Controller
(chief accounting officer and duly authorized officer of Registrant)

Exhibit No.	Description

31.1	Rule 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1