Form 10-K
period 2006-12-31
LINCOLN BENEFIT LIFE CO
filed 2007-03-13
CIK 910739

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

Registrant meets the conditions set forth in General Instruction I (1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

INDICATE BY CHECK MARK IF THE REGISTRANT IS A WELL-KNOWN SEASONED ISSUER, AS DEFINED IN RULE 405 OF THE SECURITIES ACT. YES |_| NO |X|

INDICATE BY CHECK MARK IF THE REGISTRANT IS NOT REQUIRED TO FILE REPORTS PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE ACT. YES |_| NO |X|

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES |X| NO |_|

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. |X|

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A NON-ACCELERATED FILER. SEE DEFINITION OF "ACCELERATED FILER AND LARGE ACCELERATED FILER" IN RULE 12b-2 OF THE EXCHANGE ACT.

         LARGE ACCELERATED FILER  ACCELERATED FILER  NON-ACCELERATED FILER
                 |_|                    |_|                   |X|

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT). YES |_| NO |X|

NONE OF THE COMMON EQUITY OF THE REGISTRANT IS HELD BY NON-AFFILIATES. THEREFORE, THE AGGREGATE MARKET VALUE OF COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT IS ZERO.

AS OF MARCH 13, 2007, THE REGISTRANT HAD 25,000 COMMON SHARES, $100 PAR VALUE, OUTSTANDING, ALL OF WHICH ARE HELD BY ALLSTATE LIFE INSURANCE COMPANY.

                                TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
PART I
Item 1.    Business                                                                                  1
Item 1A.   Risk Factors                                                                              2
Item 2.    Properties                                                                                6
Item 3.    Legal Proceedings                                                                         6
Item 4.    Submission of Matters to a Vote of Security Holders *                                   N/A
PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
           Purchases of Equity Securities                                                            6
Item 6.    Selected Financial Data *                                                               N/A
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation      7
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk                               16
Item 8.    Financial Statements and Supplementary Data                                              17
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure     43
Item 9A.   Controls and Procedures                                                                  43
Item 9B.   Other Information                                                                        43
PART III
Item 10.   Directors, Executive Officers and Corporate Governance *                                N/A
Item 11.   Executive Compensation*                                                                 N/A
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related
           Stockholder Matters *                                                                   N/A
Item 13.   Certain Relationships and Related Transactions, and Director Independence *             N/A
Item 14.   Principal Accounting Fees and Services                                                   44
PART IV
Item 15.   Exhibits, Financial Statement Schedules                                                  45
           Signatures                                                                               48
           Supplemental Information to be Furnished With Reports Filed Pursuant to Section
           15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not
           Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934      49
           Financial Statement Schedules                                                           S-1

*    Omitted pursuant to General Instruction I(2) of Form 10-K

PART I

ITEM 1. BUSINESS

     Lincoln Benefit Life Company ("Lincoln Benefit", "we", "our" or "us") was incorporated under the laws of the State of Nebraska in 1938. Lincoln Benefit is a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), a stock life insurance company incorporated under the laws of the State of Illinois. ALIC is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a stock property-liability insurance company organized under the laws of the State of Illinois. All of the outstanding capital stock of Allstate Insurance Company is owned by The Allstate Corporation (the "Corporation" or "Allstate"), a publicly owned holding company incorporated under the laws of the State of Delaware. The Allstate Corporation is the largest publicly held personal lines insurer in the United States. Widely known through the "You're In Good Hands With Allstate(R)" slogan, Allstate provides insurance products to more than 17 million households through a distribution network that utilizes a total of 14,800 exclusive agencies and exclusive financial specialists in the United States and Canada. Allstate is the second-largest personal property and casualty insurer in the United States on the basis of 2005 statutory premiums earned. In addition, according to A.M. Best, it is the nation's 13th largest issuer of life insurance business on the basis of 2005 ordinary life insurance in force and 16th largest on the basis of 2005 statutory admitted assets.

     In this annual report on Form 10-K, we occasionally refer to statutory financial information that has been prepared in accordance with the National Association of Insurance Commissioners ("NAIC") Accounting Practices and Procedure Manual ("Manual"). All domestic U.S. insurance companies are required to prepare statutory-basis financial statements in accordance with the Manual. As a result, industry data is available that enables comparisons between insurance companies, including competitors that are not subject to the requirement to publish financial statements on the basis of accounting principles generally accepted in the U.S. ("GAAP"). We frequently use industry publications containing statutory financial information to assess our competitive position.

     The Company sells life insurance, retirement and investment products in all states except New York, as well as in the District of Columbia, Guam and the U.S. Virgin Islands. Our principal products are deferred and immediate fixed annuities, interest-sensitive, traditional and variable life insurance, and accident and health insurance. We sell products through multiple intermediary distribution channels, including Allstate exclusive agencies, independent agents (including master brokerage agencies), and broker/dealers.

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

     The market for life insurance, retirement and investment products continues to be highly fragmented and competitive. As of December 31, 2006, there were approximately 690 groups of life insurance companies in the United States, most of which offered one or more similar products. Competitive pressure is growing due to several factors, including cross marketing alliances between unaffiliated businesses, as well as consolidation activity in the financial services industry.

     We cede the mortality risk on certain life policies, depending upon the issue year and product, to a pool of twelve non-affiliated reinsurers. Under agreements with ALIC, all business not reinsured to non-affiliated reinsurers is ceded to ALIC. Premiums, contract charges, interest credited to contractholder funds, contract benefits and substantially all expenses are reinsured by ALIC. Assets that support general account product liabilities are owned and managed by ALIC. We continue to have primary liability as the direct insurer for risks reinsured as ALIC's obligations under the reinsurance agreements are to us and not the contractholder.

     Separate accounts liabilities related to variable annuity and life contracts are ceded to ALIC via a 100% modified coinsurance agreement whereby assets are maintained in our legally segregated separate accounts. Contract charges assessed against the separate accounts assets and contract benefits are ceded to ALIC.

     Lincoln Benefit is subject to extensive regulation, primarily at the state level. The method, extent and substance of such regulation varies by state but generally has its source in statutes that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to a state regulatory agency. In general, such regulation is intended for the protection of those who purchase or use insurance products. These rules have a substantial effect on our business and relate to a wide variety of matters including insurance company licensing and examination, agent and adjuster licensing, price setting, trade practices, policy forms, accounting methods, the nature and amount of investments, claims practices, participation in guaranty funds, reserve adequacy, insurer solvency, transactions with affiliates, the payment of dividends, and underwriting standards. For discussion of statutory financial information, see Note 10 of the Financial Statements. For discussion of regulatory contingencies, see Note 8 of the Financial Statements. Notes 8 and 10 are incorporated in this Part I, Item 1 by reference.

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

     In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below, which apply to us as an insurer and a provider of other financial services. These risks constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995 and readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and historical trends. These cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this document, in our filings with the Securities and Exchange Commission ("SEC") or in materials incorporated therein by reference. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

CHANGES IN UNDERWRITING AND ACTUAL EXPERIENCE COULD MATERIALLY AFFECT PROFITABILITY OF BUSINESS CEDED TO ALIC

     Our product pricing includes long-term assumptions regarding investment returns, mortality, morbidity, persistency and operating costs and expenses of the Company, which are ceded to ALIC. Management establishes target returns for each product based upon these factors and the average amount of capital that the company must hold to support in-force contracts, satisfy rating agencies and meet regulatory requirements. We monitor and manage our pricing and overall sales mix to achieve target returns on a portfolio basis. Profitability from new business emerges over a period of years depending on the nature and life of the product and is subject to variability as actual results may differ from pricing assumptions.

     ALIC's profitability depends on the adequacy of investment margins, the management of market and credit risks associated with investments, the sufficiency of premiums and contract charges to cover mortality and morbidity benefits, the persistency of policies to ensure recovery of acquisition expenses, and the management of operating costs and expenses within anticipated pricing allowances. Legislation and regulation of the insurance marketplace and products could also affect the profitability of our business ceded to ALIC.

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

CHANGES IN MARKET INTEREST RATES MAY LEAD TO A SIGNIFICANT DECREASE IN THE SALES AND PROFITABILITY OF SPREAD-BASED PRODUCTS CEDED TO ALIC

     ALIC's ability to manage the investment margin for spread-based products, such as fixed annuities and institutional products, is dependent upon maintaining profitable spreads between investment yields and interest crediting rates on business ceded to ALIC. When market interest rates decrease or remain at relatively low levels, proceeds from investments that have matured, prepaid or been sold may be reinvested at lower yields, reducing investment margin. Lowering interest crediting rates in such an environment can offset decreases in investment yield on some products. However, these changes could be limited by market conditions, regulatory or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in asset yields. Decreases in the rates offered on products could make those products less attractive, leading to lower sales and/or changes in the level of surrenders and withdrawals for these products. Non-parallel shifts in interest rates, such as increases in short-term rates without accompanying increases in medium- and long-term rates, can influence customer demand for fixed annuities, which could impact the level and profitability of new customer deposits. Increases in market interest rates can also have negative effects on the business ceded to ALIC, for example by increasing the attractiveness of other investments to our customers, which can lead to higher surrenders at a time when fixed income investment asset values are lower as a result of the increase in interest rates. For certain products, principally fixed annuity and interest-sensitive life products, the earned rate on assets could lag behind rising market yields. ALIC may react to market conditions by increasing crediting rates, which could narrow spreads. Unanticipated surrenders could result in deferred policy acquisition costs ("DAC") unlocking or affect the recoverability of DAC and thereby reduce the profitability of ALIC.

A LOSS OF KEY PRODUCT DISTRIBUTION RELATIONSHIPS COULD MATERIALLY AFFECT SALES

     Certain products are distributed under agreements with other members of the financial services industry that are not affiliated with us. Termination of one or more of these agreements due to, for example, a change in control of one of these distributors, could have a detrimental effect on sales.

CHANGES IN TAX LAWS MAY DECREASE SALES AND PROFITABILITY OF PRODUCTS CEDED TO
ALIC

     Under current federal and state income tax law, certain products we offer, primarily life insurance and annuities, receive favorable tax treatment. This favorable treatment may give certain of our products a competitive advantage over noninsurance products. Congress from time to time considers legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance and annuities. Congress also considers proposals to reduce the taxation of certain products or investments that may compete with life insurance and annuities. Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage or create a disadvantage for certain of our products making them less competitive. Such proposals, if adopted, could have a material adverse effect on ALIC's financial position or our ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.

RISKS RELATING TO THE INSURANCE INDUSTRY

OUR FUTURE RESULTS ARE DEPENDENT IN PART ON OUR ABILITY TO SUCCESSFULLY OPERATE IN AN INSURANCE INDUSTRY THAT IS HIGHLY COMPETITIVE

     The insurance industry is highly competitive. Our competitors include other insurers and, because many of our products include a savings or investment component, securities firms, investment advisers, mutual funds, banks and other financial institutions. Many of our competitors have well-established national reputations and market similar products. Because of the competitive nature of the insurance industry, including competition for producers such as exclusive and independent agents, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressures will not have a material adverse effect on our business, operating results or financial condition. The ability of banks to affiliate with insurers may have a material adverse effect on all of our product lines by substantially increasing the number, size and financial strength of potential competitors. Furthermore, certain competitors operate using a mutual insurance company structure and therefore, may have dissimilar profitability and return targets.

WE ARE SUBJECT TO MARKET RISK AND DECLINES IN CREDIT QUALITY

     We are subject to market risk, the risk that we will incur losses due to adverse changes in interest rates and equity prices. In addition, we are subject to potential declines in credit quality, either related to issues specific to certain industries or to a weakening in the economy in general. For additional information on market risk, see the "Market Risk" section of Management's Discussion and Analysis.

     A decline in market interest rates could have an adverse effect on our investment income as we invest cash in new investments that may yield less than the portfolio's average rate. An increase in market interest rates could have an adverse effect on the value of our investment portfolio. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized losses on securities, including realized losses.

CONCENTRATION OF OUR INVESTMENT PORTFOLIOS IN ANY PARTICULAR SEGMENT OF THE ECONOMY MAY HAVE ADVERSE EFFECTS

     The concentration of our investment portfolios in any particular industry, group of related industries or geographic sector could have an adverse effect on our investment portfolios and consequently on our results of operations and financial position. While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative impact on any particular industry, group of related industries or geographic region may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated rather than diversified.

WE MAY SUFFER LOSSES FROM LITIGATION

     As is typical for a large company, the Allstate Group is involved in a substantial amount of litigation, including class action litigation challenging a range of company practices and coverage provided by our insurance products. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved and may be material to our operating results or cash flows ceded to ALIC for a particular quarter or annual period. For a description of our current legal proceedings, see Note 8 of the financial statements.

WE ARE SUBJECT TO EXTENSIVE REGULATION AND POTENTIAL FURTHER RESTRICTIVE REGULATION MAY INCREASE OUR OPERATING COSTS AND LIMIT OUR GROWTH

     As an insurance company, we are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. Moreover, they are administered and enforced by a number of different governmental authorities, including state insurance regulators, state securities administrators, the SEC, the National Association of Securities Dealers, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator's or enforcement authority's interpretation of a legal issue may not result in compliance with another regulator's or enforcement authority's interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator's or enforcement authority's interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator's or enforcement authority's interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business ceded to ALIC. Furthermore, in some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products. In many respects, these laws and regulations limit our ability to grow and improve the profitability of our business ceded to ALIC.

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

REINSURANCE MAY BE UNAVAILABLE AT CURRENT LEVELS AND PRICES, WHICH MAY LIMIT OUR ABILITY TO WRITE NEW BUSINESS

     Market conditions beyond our control determine the availability and cost of the reinsurance we purchase. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as are currently available. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, either ALIC would have to accept an increase in exposure risk, or we would have to reduce our insurance writings, or develop or seek other alternatives.

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

THE CONTINUED THREAT OF TERRORISM AND ONGOING MILITARY ACTIONS MAY ADVERSELY AFFECT THE LEVEL OF CLAIM LOSSES WE INCUR AND CEDE TO ALIC AND THE VALUE OF OUR INVESTMENT PORTFOLIO

     The continued threat of terrorism, both within the United States and abroad, and ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and losses from declines in the equity markets and from interest rate changes in the United States, Europe and elsewhere, and result in loss of life, additional disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by the continued threat of terrorism. We seek to mitigate the potential impact of terrorism on our commercial mortgage portfolio by limiting geographical concentrations in key metropolitan areas and by requiring terrorism insurance to the extent that it is commercially available. Additionally, in the event that a terrorist act occurs, we could be adversely affected, depending on the nature of the event.

ANY DECREASE IN OUR FINANCIAL STRENGTH RATINGS MAY HAVE AN ADVERSE EFFECT ON OUR COMPETITIVE POSITION

     Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer's ratings due to, for example, a change in an insurer's statutory capital; a change in a rating agency's determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer's investment portfolio; a reduced confidence in management or a host of other considerations that may or may not be under the insurer's control. The insurance financial strength ratings of both AIC, ALIC and the Company are A+, AA and Aa2 from A.M. Best, Standard & Poor's and Moody's, respectively. Because all of these ratings are subject to continuous review, the retention of these ratings cannot be assured. A multiple level downgrade in any of these ratings could have a material adverse effect on our sales, our competitiveness, the marketability of our product offerings, and our liquidity and operating results ceded to ALIC.

CHANGES IN ACCOUNTING STANDARDS ISSUED BY THE FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB") OR OTHER STANDARD-SETTING BODIES MAY ADVERSELY AFFECT OUR FINANCIAL STATEMENTS

     Our financial statements are subject to the application of generally accepted accounting principles, which is periodically revised and/or expanded. Accordingly, we are required to adopt new or revised accounting standards from time to time issued by recognized authoritative bodies, including the FASB. It is possible that future changes we are required to adopt could change the current accounting treatment that we apply to our financial statements and that such changes could have a material adverse effect on our financial condition or operating results that we cede to ALIC. For a description of potential changes in accounting standards that could affect us currently, see Note 2 of the financial statements.

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

ITEM 3. LEGAL PROCEEDINGS

     Information for Item 3 is incorporated by reference to the discussion under the heading "Regulation" and under the heading "Legal and regulatory proceedings and inquiries" in Note 8 of the financial statements.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     No established public trading market exists for our common stock. All of our outstanding common stock is owned by our parent, ALIC. All of ALIC's outstanding common stock is owned by AIC. All of the outstanding common stock of AIC is owned by The Allstate Corporation. Within the past three years, we have not sold or repurchased any of our equity securities.

     From January 1, 2005 through March 12, 2007, we paid no dividends on our common stock to ALIC.

     For additional information on dividends, including restrictions on the payment of dividends, see the discussion under the heading "Dividends" in Note 10 of our financial statements, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

     The most important factors that we monitor to evaluate the financial condition and performance of our company include:

     - For operations: premiums and deposits ceded to ALIC, and invested assets;

     - For investments: credit quality/experience, stability of long-term returns, cash flows and asset duration; and

     - For financial condition: our financial strength ratings and capital positions; and

     - For product distribution: profitably growing distribution partner relationships and Allstate exclusive agencies sales of all products and services, which we cede to ALIC under the terms of the reinsurance agreements.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

     We have identified two accounting policies that require us to make assumptions and estimates that are significant to the financial statements. It is reasonably likely that changes in these assumptions and estimates could occur from period to period and result in a material impact on our financial statements. A brief summary of each of these critical accounting policies follows. For a more detailed discussion of the effect of these estimates on our financial statements, and the judgments and estimates related to these estimates, see the referenced sections of Management's Discussion and Analysis of Financial Condition and Results of Operation ("MD&A"). For a complete summary of our significant accounting policies see Note 2 of the financial statements.

INVESTMENT VALUATION The fair value of publicly traded fixed income securities is based on independent market quotations.

     For investments classified as available for sale, the difference between fair value and amortized cost for fixed income securities, net of deferred income taxes, is reported as a component of accumulated other comprehensive income on the Statements of Financial Position and is not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party, or when declines in fair values are deemed other-than-temporary. The assessment of other-than-temporary impairment of a security's fair value is performed on a portfolio review as well as a case-by-case basis considering a wide range of factors. For our portfolio review evaluations, we ascertain whether there are any approved programs involving the disposition of investments such as changes in duration, revision to strategic asset allocations and liquidity actions; and any dispositions anticipated by the portfolio managers. In these instances, we recognize impairment on securities being considered for these approved planned actions if the security is in an unrealized loss position. There are a number of assumptions and estimates inherent in evaluating impairments and determining if they are other-than-temporary, including 1) our ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the expected recoverability of principal and interest; 3) the duration and extent to which the fair value has been less than amortized cost;
4) the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity. Additionally, once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to later determine that an impairment is other-than-temporary, including 1) general economic conditions that are worse than previously assumed or that have a greater adverse effect on a particular issuer than originally estimated; 2) changes in the facts and circumstances related to a particular issuer's ability to meet all of its contractual obligations; and 3) changes in facts and circumstances or new information that we obtained which causes a change in our ability or intent to hold a security to maturity or until it recovers in value. Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholder's equity since our portfolio is carried at fair value and as a result, any related unrealized loss would already be reflected as accumulated other comprehensive income in shareholder's equity.

     For a more detailed discussion of the risks relating to changes in investment values and levels of investment impairment, and the potential causes of such changes, see Note 4 of the financial statements and the Financial Position, Market Risk, and Forward-looking Statements and Risk Factors sections of this document.

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

     For further discussion of these policies see Note 6 of the financial statements and the Forward-looking Statements and Risk Factors sections of this document.

OPERATIONS

OVERVIEW AND STRATEGY We are a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation" or "Allstate"). ALIC, along with Lincoln Benefit and its other wholly owned subsidiaries provide life insurance, retirement and investment products to individual and institutional customers. Our mission is to assist financial services professionals in meeting their clients' financial protection, retirement and investment needs by providing consumer-focused products delivered with reliable and efficient service.

     We plan to continue offering a suite of products that protects consumers financially and helps them better prepare for retirement. Our products include deferred and immediate fixed annuities; and interest-sensitive, traditional and variable life insurance. These products are sold through several distribution channels including Allstate exclusive agencies, independent agents (including master brokerage agencies), and broker/dealers.

NET INCOME

                                    FOR THE YEAR ENDED DECEMBER 31,
                                    -------------------------------
(IN THOUSANDS)                        2006       2005        2004
                                    --------   --------   ---------
Net investment income                $13,948    $13,632    $11,234
Realized capital gains and losses     (1,255)      (174)         5
Income tax expense                     4,433      4,671      3,925
                                     -------    -------    -------
Net income                           $ 8,260    $ 8,787    $ 7,314
                                     =======    =======    =======

     We have reinsurance agreements whereby premiums, contract charges, interest credited to contractholder funds, contract benefits and substantially all expenses are ceded to ALIC and other non-affiliated reinsurers, and are reflected net of such reinsurance in the Statements of Operations and Comprehensive Income. Our results of operations include net investment income and realized capital gains and losses earned on the assets that are not transferred under the reinsurance agreements.

     On June 1, 2006, ALIC, its subsidiary, Allstate Life Insurance Company of New York, and The Allstate Corporation completed the disposal of substantially all of their variable annuity business pursuant to a definitive agreement with Prudential Financial, Inc. and its subsidiary, The Prudential Insurance Company of America ("collectively Prudential"). The disposal was effected through a combination of coinsurance and modified coinsurance reinsurance agreements. The Company is not a direct participant in this agreement and its reinsurance agreements with ALIC remain unchanged.

NET INCOME decreased 6.0% in 2006 compared to 2005 and increased 20.1% in 2005 compared to 2004. The decrease in 2006 was due to higher net realized capital losses, partially offset by higher net investment income and lower income tax expense. The increase in 2005 was due to higher net investment income, partially offset by realized capital losses in the current year compared to realized capital gains in the prior year.

NET INVESTMENT INCOME increased 2.3% in 2006 compared to 2005 and 21.3% in 2005 compared to 2004. The increase in 2006 was primarily due to higher average invested assets and higher short-term market interest rates. The increase in 2005 was due to higher average invested assets due to a capital contribution that was received late in 2004 and higher portfolio yields.

NET REALIZED CAPITAL LOSSES were $1.3 million and $174 thousand in 2006 and 2005, respectively. Net realized capital gains of $5 thousand were recognized in 2004. The realized capital gains and losses for 2006, 2005 and 2004 were attributable to dispositions of fixed income securities. For further discussion of realized capital gains and losses see the Realized Capital Gains and Losses section of the MD&A.

FINANCIAL POSITION

(IN THOUSANDS)                                     2006          2005
                                                -----------   -----------
Fixed income securities (1)                     $   268,058   $   267,545
Short-term                                            8,264         3,824
                                                -----------   -----------
   Total investments                            $   276,322   $   271,369
                                                ===========   ===========
Cash                                            $    23,352   $     8,349
Reinsurance recoverable from ALIC                19,131,870    18,350,983
Reinsurance recoverable from non-affiliates       1,203,864     1,019,850
Contractholder funds                             18,195,622    17,462,104
Reserve for life-contingent contract benefits     2,126,455     1,892,194
Separate accounts assets and liabilities          3,097,550     2,718,509

----------
(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $268.3 million and $266.5 million at December 31, 2006 and 2005, respectively.

     Total investments increased to $276.3 million at December 31, 2006 from $271.4 million at December 31, 2005, primarily due to positive cash flows from operating activities, partially offset by unrealized capital losses on fixed income securities at December 31, 2006 compared to unrealized capital gains at December 31, 2005.

FIXED INCOME SECURITIES See Note 4 of the financial statements for a table showing the amortized cost, unrealized gains, unrealized losses and fair value for each type of fixed income security for the years ended December 31, 2006 and 2005.

     Fixed income securities issued by U.S. government agencies and U.S. government sponsored agencies comprised 44% of the fixed income securities portfolio and totaled $118.0 million at December 31, 2006, all of which were rated investment grade.

     Municipal bonds, primarily tax-exempt securities, totaled $533 thousand, all of which were rated investment grade at December 31, 2006. The municipal bond portfolio was insured by one bond insurer and accordingly has a Moody's equivalent rating of Aaa. Corporate bonds totaled $73.4 million, all of which were rated investment grade at December 31, 2006.

     Mortgage-backed securities ("MBS") totaled $29.2 million, all of which were investment grade at December 31, 2006. The credit risk associated with MBS is mitigated due to the fact that 94.7% of the portfolio consists of securities that were issued by, or have underlying collateral that is guaranteed by U.S. government agencies or U.S. government sponsored entities. For the remaining portion of the portfolio not guaranteed by U.S. government agencies or entities, all had a Moody's rating of Aaa or a Standard & Poor's rating of AAA, the highest rating category. The MBS portfolio is subject to interest rate risk since price volatility and ultimate realized yield are affected by the rate of prepayment of the underlying mortgages.

     Commercial Mortgage-backed securities ("CMBS") totaled $32.4 million at December 31, 2006. CMBS investments primarily represent pools of commercial mortgages, broadly diversified across property types and geographical area. The CMBS portfolio is subject to credit risk, but unlike other structured products is generally not subject to prepayment risk due to protections within the underlying commercial mortgages, whereby borrowers are effectively restricted from prepaying their mortgages due to changes in interest rates. Credit defaults can result in credit directed prepayments. All securities in the CMBS portfolio had a Moody's rating of Aaa or a Standard & Poor's rating of AAA, the highest rating category, at December 31, 2006.

     Asset-backed securities ("ABS") totaled $14.5 million at December 31, 2006. Our ABS portfolio is subject to credit and interest rate risk. Credit risk is managed by monitoring the performance of the collateral. In addition, many of the securities in the ABS portfolio are credit enhanced with features such as over-collateralization, subordinated structures, reserve funds, guarantees and/or insurance. All securities in the ABS portfolio had a Moody's rating of Aaa or a Standard & Poor's or Fitch rating of AAA, the highest rating category. A portion of the ABS portfolio is also subject to interest rate risk since, for example, price volatility and ultimate realized yield are affected by the rate of repayment of the underlying assets.

     At December 31, 2006, all securities in the fixed income portfolio were rated investment grade, which is defined as a security having a rating from The National Association of Insurance Commissioners ("NAIC") of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody's or a rating of AAA, AA, A or BBB from Standard and Poor's, Fitch or Dominion or a rating of aaa, aa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.

     The following table summarizes the credit quality of the fixed income securities portfolio at December 31, 2006.

(IN THOUSANDS)
  NAIC                                      PERCENT OF
RATINGS   MOODY'S EQUIVALENT   FAIR VALUE      TOTAL
-------   ------------------   ----------   ----------
  1       Aaa/Aa/A              $255,657        95.4%
  2       Baa                     12,401         4.6
                                --------       -----
                                $268,058       100.0%
                                ========       =====

UNREALIZED GAINS AND LOSSES See Note 4 of the financial statements for further disclosures regarding unrealized losses on fixed income securities and factors considered in determining whether the securities are not other-than-temporarily impaired. The unrealized net capital losses on fixed income securities at December 31, 2006 totaled $273 thousand compared to unrealized net capital gains of $1.1 million at December 31, 2005. Gross unrealized gains and losses on fixed income securities by type are provided in the table below.

                                                   GROSS UNREALIZED
                                        AMORTIZED  ----------------    FAIR
(IN THOUSANDS)                            COST      GAINS   LOSSES     VALUE
                                        ---------  ------  --------  --------
AT DECEMBER 31, 2006
Corporate:
   Financial services                    $ 18,791  $  335  $  (212)  $ 18,914
   Capital goods                           19,389      54     (623)    18,820
   Consumer goods                          11,240      34     (374)    10,900
   Banking                                 10,157     160     (164)    10,153
   Transportation                           8,058      30     (285)     7,803
   Utilities                                4,127      --     (196)     3,931
   Basic industry                           2,993      --     (133)     2,860
                                         --------  ------  -------   --------
Total corporate fixed income portfolio     74,755     613   (1,987)    73,381

U.S. government and agencies              116,821   2,609   (1,467)   117,963
Municipal                                     502      31       --       533
Asset-backed securities                    14,195     366      (39)    14,522
Mortgage-backed securities                 29,963      98     (817)    29,244
Commercial mortgage-backed securities      32,095     635     (315)    32,415
                                         --------  ------  -------   --------
   Total fixed income securities         $268,331  $4,352  $(4,625)  $268,058
                                         ========  ======  =======   ========

     The capital goods, consumer goods, transportation and financial services sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio at December 31, 2006. The gross unrealized losses in these sectors were primarily interest rate related and company specific. All securities in an unrealized loss position at December 31, 2006 were included in our portfolio monitoring process wherein it was determined that the declines in value were not other-than-temporary.

     The following table shows the composition by credit quality of fixed income securities with gross unrealized losses at December 31, 2006.

(IN THOUSANDS)
 NAIC                       UNREALIZED  PERCENT     FAIR     PERCENT
RATING  MOODY'S EQUIVALENT     LOSS     OF TOTAL    VALUE   OF TOTAL
                            ----------  --------  --------  --------
  1     Aaa/Aa/A             $(4,266)     92.2%   $154,090    95.5%
  2     Baa                     (359)      7.8       7,222     4.5
                             -------     -----    --------   -----
        Total                $(4,625)    100.0%   $161,312   100.0%
                             =======     =====    ========   =====

     At December 31, 2006, all of the gross unrealized losses were related to investment grade fixed income securities. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.

     The scheduled maturity dates for fixed income securities in an unrealized loss position at December 31, 2006 are shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

                                            UNREALIZED   PERCENT    FAIR    PERCENT
(IN THOUSANDS)                                 LOSS     OF TOTAL    VALUE   OF TOTAL
                                            ----------  --------  --------  --------
Due in one year or less                       $   (29)      0.6%  $  5,486     3.4%
Due after one year through five years            (831)     18.0     46,948    29.1
Due after five years through ten years         (2,462)     53.2     64,350    39.9
Due after ten years                              (447)      9.7     17,680    11.0
Mortgage- and asset- backed securities (1)       (856)     18.5     26,848    16.6
                                              -------     -----   --------   -----
Total                                         $(4,625)    100.0%  $161,312   100.0%
                                              =======     =====   ========   =====

----------
(1) Because of the potential for prepayment, mortgage- and asset-backed securities are not categorized based on their contractual maturities.

PORTFOLIO MONITORING We have a comprehensive portfolio monitoring process to identify and evaluate, on a case by case basis, fixed income securities for which carrying value may be other-than-temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify those securities for which fair value compared to amortized cost is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults. The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list. As a result of approved programs involving the disposition of investments such as changes in duration and revisions to strategic asset allocations, and certain dispositions anticipated by portfolio managers, we also conduct a portfolio review to recognize impairment losses on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery. All securities in an unrealized loss position at December 31, 2006 were included in our portfolio monitoring process for determining which declines in value were not other-than-temporary.

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

     As of December 31, 2006, we did not have any fixed income securities categorized as problem, restructured or potential problem.

Net Realized Capital Gains and Losses The following table presents realized capital gains and losses on dispositions of fixed income securities on a pretax and after-tax basis for the years ended December 31.

(IN THOUSANDS)                                   2006     2005   2004
                                               -------   -----   ----
Realized capital gains and losses, pretax      $(1,255)  $(174)   $ 5
Income tax benefit (expense)                       438      60     (2)
                                               -------   -----    ---
Realized capital gains and losses, after-tax   $  (817)  $(114)   $ 3
                                               =======   =====    ===

     We may sell impaired fixed income securities that were in an unrealized loss position at the previous reporting date in situations where new factors such as negative developments, subsequent credit deterioration, changing liquidity needs, and newly identified market opportunities cause a change in our previous intent to hold a security to recovery or maturity.

SHORT-TERM INVESTMENTS Our short-term investment portfolio was $8.3 million and $3.8 million at December 31, 2006 and 2005, respectively. We invest available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of less than one year.

CASH At December 31, 2006, our cash balance was $23.4 million compared to $8.3 million at December 31, 2005. Fluctuations in our cash position generally result from differences in the timing of reinsurance payments to and from ALIC.

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

     At December 31, 2006, contractholder funds increased to $18.20 billion from $17.46 billion at December 31, 2005 as a result of new and additional deposits from fixed annuities and interest-sensitive life policies and interest credited to contractholder funds partially offset by surrenders, withdrawals and benefit payments. The reserve for life-contingent contract benefits increased $234.3 million to $2.13 billion at December 31, 2006 resulting from sales of immediate annuities with life contingences and other life-contingent products, partially offset by benefits paid and policy lapses. Reinsurance recoverables from ALIC and reinsurance recoverable from non-affiliates increased correspondingly by $780.9 million and $184.0 million, respectively.

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

     At December 31, 2006, approximately 96% of reinsurance recoverables due from non-affiliated companies were reinsured under uncollateralized reinsurance agreements with companies that had a financial strength rating of A- or above, as measured by Standard and Poor's. In certain cases, these ratings refer to the financial strength of the affiliated group or parent company of the reinsurer.

     We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis and a provision for uncollectible reinsurance is recorded if needed. No amounts have been deemed unrecoverable in the three years ended December 31, 2006.

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

     One of the measures used to quantify interest rate exposure is duration. Duration measures the price sensitivity of assets to changes in interest rates. For example, if interest rates increase by 100 basis points, the fair value of an asset with a duration of 5 is expected to decrease in value by approximately 5%. Our asset duration was approximately 4.4 and 4.6 at December 31, 2006 and 2005, respectively.

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

     Based upon the information and assumptions we use in this duration calculation and interest rates in effect at December 31, 2006, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of the assets by approximately $11.7 million, compared to $12.3 million at December 31, 2005. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential impact of such an event.

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

     EQUITY PRICE RISK is the risk that we will incur losses due to adverse changes in the general levels of the equity markets. At December 31, 2006 and 2005, we had separate account assets related to variable annuities and variable life contracts with account values totaling $3.10 billion and $2.72 billion, respectively. Equity risk exists for contract charges based on separate account balances and guarantees for death and/or income benefits provided by our variable products. All variable life and annuity contract charges and fees, liabilities and benefits, including guarantees for death and/or income are ceded to ALIC in accordance with the reinsurance agreements, thereby limiting our equity risk exposure. In 2006, ALIC disposed of substantially all of its variable annuity business through a reinsurance agreement with Prudential, and therefore mitigated this aspect of ALIC's risk. The Company was not a direct participant of this agreement and its reinsurance agreements with ALIC remain unchanged.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES consist of shareholder's equity. The following table summarizes our capital resources at December 31:

(IN THOUSANDS)                                   2006       2005       2004
                                               --------   --------   --------
Common stock, additional capital paid-in and
   retained income                             $276,804   $268,544   $259,757
Accumulated other comprehensive income             (178)       707      5,479
                                               --------   --------   --------
Total shareholder's equity                     $276,626   $269,251   $265,236
                                               ========   ========   ========

SHAREHOLDER'S EQUITY increased $7.4 million during the year ended December 31, 2006 when compared to December 31, 2005, due to net income of $8.3 million partially offset by an unfavorable change in unrealized net capital gains and losses on fixed income securities totaling $885 thousand. Shareholder's equity increased $4.0 million during the year ended December 31, 2005 when compared to December 31, 2004, due to net income of $8.8 million partially offset by a decrease in unrealized net capital gains on fixed income securities of $4.8 million.

FINANCIAL RATINGS AND STRENGTH We share the insurance financial strength ratings of our parent, ALIC, because our business is reinsured to ALIC. Our insurance financial strength was rated Aa2, AA, and A+ by Moody's, Standard & Poor's and A.M. Best, respectively, at December 31, 2006.

     Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, the amount of financial leverage (i.e., debt), risk exposures, operating leverage, ALIC's ratings and other factors.

     State laws specify regulatory actions if an insurer's risk-based capital ("RBC"), a measure of an insurer's solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC. The formula for calculating RBC for life insurance companies takes into account factors relating to insurance, business, asset and interest rate risks. At December 31, 2006, our RBC was above levels that would require regulatory actions.

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

          -    Inter-company loans

          -    Capital contributions from parent

Our potential uses of funds principally include the following activities:

          -    Payment of contract benefits, surrenders and withdrawals

          -    Reinsurance cessions and payments

          -    Operating costs and expenses

          -    Purchase of investments

          -    Repayment of inter-company loans

          -    Tax payments/settlements

          -    Dividends to parent

     As reflected in our Statements of Cash Flows, net cash provided by operating activities was $23.0 million in 2006. This compares to net cash provided by operating activities of $11.6 million in 2005 and net cash used in operating activities of $4.2 million in 2004. Fluctuations in net cash provided by or used in operating activities primarily occur as a result of changes in net investment income and differences in the timing of reinsurance payments to and from ALIC.

     Under the terms of reinsurance agreements, all premiums and deposits, excluding those relating to variable contracts and those reinsured to non-affiliated reinsurers, are transferred to ALIC, which maintains the investment portfolios or reinsurance recoverables supporting our products. Payments of contractholder claims, benefits (including GMDBs, GMIBs, GMABs and GMWBs), contract maturities, contract surrenders and withdrawals and certain operating costs (excluding investment-related expenses), are also or will be reimbursed by ALIC, under the terms of the reinsurance agreements. We continue to have primary liability as a direct insurer for risks reinsured. Our ability to meet liquidity demands is dependent on ALIC's ability to meet those obligations under the reinsurance programs.

     Our ability to pay dividends is dependent on business conditions, income, cash requirements and other relevant factors. The payment of shareholder dividends without the prior approval of the state insurance regulator is limited by Nebraska law to formula amounts based on statutory surplus and statutory net gain from operations, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that we can distribute during 2007 without prior approval of the Nebraska Department of Insurance is $27.4 million.

     We have entered into an inter-company loan agreement with the Corporation. The amount of inter-company loans available to us is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. We had no amounts outstanding under the inter-company loan agreement at December 31, 2006 or 2005, respectively. The Corporation uses commercial paper borrowings and bank lines of credit to fund inter-company borrowings.

     Certain remote events and circumstances could constrain the Corporation's liquidity. Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a downgrade in the Corporation's long-term debt rating of A1, A+ and a (from Moody's, Standard & Poor's and A.M. Best, respectively) to non-investment grade status of below Baa3/BBB-/bb, a downgrade in AIC's financial strength rating from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/A-, or a downgrade in ALIC's or our financial strength ratings from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Aa3/AA-/A-. The rating agencies also consider the interdependence of the Corporation's individually rated entities, therefore, a rating change in one entity could potentially affect the ratings of other related entities.

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

PENDING ACCOUNTING STANDARDS

     As of December 31, 2006, there were pending accounting standards that we have not implemented either because the standard had not been finalized or the implementation date had not yet occurred. For a discussion of these pending standards, see Note 2 of the financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          LINCOLN BENEFIT LIFE COMPANY
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                       YEAR ENDED DECEMBER 31,
                                                    ---------------------------
(IN THOUSANDS)                                        2006      2005      2004
                                                    -------   -------   -------
REVENUES
Net investment income                               $13,948   $13,632   $11,234
Realized capital gains and losses                    (1,255)     (174)        5
                                                    -------   -------   -------
INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE     12,693    13,458    11,239
Income tax expense                                    4,433     4,671     3,925
                                                    -------   -------   -------
NET INCOME                                            8,260     8,787     7,314
                                                    -------   -------   -------
OTHER COMPREHENSIVE LOSS, AFTER-TAX
Change in unrealized net capital gains and losses      (885)   (4,772)   (1,786)
                                                    -------   -------   -------
COMPREHENSIVE INCOME                                $ 7,375   $ 4,015   $ 5,528
                                                    =======   =======   =======

                       See notes to financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                        STATEMENTS OF FINANCIAL POSITION

(IN THOUSANDS, EXCEPT PAR VALUE DATA)                                  DECEMBER 31,
                                                               -------------------------
                                                                   2006          2005
                                                               -----------   -----------
ASSETS
Investments
   Fixed income securities, at fair value (amortized
      cost $268,331 and $266,457)                              $   268,058   $   267,545
   Short-term                                                        8,264         3,824
                                                               -----------   -----------
      TOTAL INVESTMENTS                                            276,322       271,369
Cash                                                                23,352         8,349
Reinsurance recoverable from Allstate Life Insurance Company    19,131,870    18,350,983
Reinsurance recoverable from non-affiliates                      1,203,864     1,019,850
Receivable from affiliates, net                                     24,990        10,394
Other assets                                                       104,971        96,059
Separate accounts                                                3,097,550     2,718,509
                                                               -----------   -----------
      TOTAL ASSETS                                             $23,862,919   $22,475,513
                                                               ===========   ===========
LIABILITIES
Contractholder funds                                           $18,195,622   $17,462,104
Reserve for life-contingent contract benefits                    2,126,455     1,892,194
Unearned premiums                                                   25,935        26,992
Deferred income taxes                                                  135           591
Current income taxes payable                                         4,412         4,769
Other liabilities and accrued expenses                             136,184       101,103
Separate accounts                                                3,097,550     2,718,509
                                                               -----------   -----------
      TOTAL LIABILITIES                                         23,586,293    22,206,262
                                                               -----------   -----------
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 8)

SHAREHOLDER'S EQUITY
Common stock, $100 par value, 30 thousand shares
   authorized, 25 thousand shares issued and outstanding             2,500         2,500
Additional capital paid-in                                         180,000       180,000
Retained income                                                     94,304        86,044
Accumulated other comprehensive income:
   Unrealized net capital gains and losses                            (178)          707
                                                               -----------   -----------
      Total accumulated other comprehensive income                    (178)          707
                                                               -----------   -----------
      TOTAL SHAREHOLDER'S EQUITY                                   276,626       269,251
                                                               -----------   -----------
      TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY               $23,862,919   $22,475,513
                                                               ===========   ===========

                       See notes to financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                       STATEMENTS OF SHAREHOLDER'S EQUITY

                                            YEAR ENDED DECEMBER 31,
                                         ------------------------------
(IN THOUSANDS)                             2006       2005       2004
                                         --------   --------   --------
COMMON STOCK                             $  2,500   $  2,500   $  2,500
                                         --------   --------   --------
ADDITIONAL CAPITAL PAID-IN
Balance, beginning of year                180,000    180,000    130,305
Capital contribution                           --         --     49,695
                                         --------   --------   --------
Balance, end of year                      180,000    180,000    180,000
                                         --------   --------   --------
RETAINED INCOME
Balance, beginning of year                 86,044     77,257     69,943
Net income                                  8,260      8,787      7,314
                                         --------   --------   --------
Balance, end of year                       94,304     86,044     77,257
                                         --------   --------   --------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of year                    707      5,479      7,265
Change in unrealized net capital gains
   and losses                                (885)    (4,772)    (1,786)
                                         --------   --------   --------
Balance, end of year                         (178)       707      5,479
                                         --------   --------   --------
TOTAL SHAREHOLDER'S EQUITY               $276,626   $269,251   $265,236
                                         ========   ========   ========

                       See notes to financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED DECEMBER 31,
                                                                        ------------------------------
(IN THOUSANDS)                                                            2006       2005       2004
                                                                        --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $  8,260   $  8,787   $  7,314
Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization and other non-cash items                                  424        466        293
      Realized capital gains and losses                                    1,255        174         (5)
      Changes in:
         Reserve for life-contingent contract benefits and
            contractholder funds, net of reinsurance recoverables          2,878      3,041    (11,474)
         Income taxes                                                       (337)     4,709      1,438
         Receivable/payable to affiliates, net                           (14,596)    17,055    (50,781)
         Other operating assets and liabilities                           25,112    (22,674)    49,016
                                                                        --------   --------   --------
            Net cash provided by (used in) operating activities           22,996     11,558     (4,199)
                                                                        --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
FIXED INCOME SECURITIES:
      Proceeds from sales                                                 20,104      5,066      1,007
      Investment collections                                              15,244     22,557     15,667
      Investments purchases                                              (38,901)   (67,948)   (45,793)
Change in short-term investments                                          (4,440)    26,584    (29,301)
                                                                        --------   --------   --------
            Net cash used in investing activities                         (7,993)   (13,741)   (58,420)
                                                                        --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution                                                          --         --     49,695
                                                                        --------   --------   --------
            Net cash provided by financing activities                         --         --     49,695
                                                                        --------   --------   --------
NET INCREASE (DECREASE) IN CASH                                           15,003     (2,183)   (12,924)
CASH AT BEGINNING OF YEAR                                                  8,349     10,532     23,456
                                                                        --------   --------   --------
CASH AT END OF YEAR                                                     $ 23,352   $  8,349   $ 10,532
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

     To conform to the 2006 presentation, certain amounts in the prior years' financial statements and notes have been reclassified.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NATURE OF OPERATIONS

     The Company sells life insurance, retirement and investment products to individual customers. The principal products are deferred and immediate fixed annuities, interest-sensitive, traditional and variable life insurance, and accident and health insurance.

     The Company is authorized to sell life insurance, retirement and investment products in all states except New York, as well as in the District of Columbia, Guam and the U.S. Virgin Islands. For 2006, the top geographic locations for statutory premiums and annuity considerations were California, Florida, Texas and Pennsylvania. No other jurisdiction accounted for more than 5% of statutory premiums and annuity considerations. All statutory premiums and annuity considerations are ceded under reinsurance agreements.

     The Company distributes its products through several distribution channels, including Allstate exclusive agencies, independent agencies (including master brokerage agencies), and financial services firms, such as banks and broker-dealers. Although the Company currently benefits from agreements with financial services entities that market and distribute its products, change in control of these non-affiliated entities could negatively impact the Company's sales.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

     Fixed income securities include bonds, commercial mortgage-backed, mortgage-backed and asset-backed securities. Fixed income securities may be sold prior to their contractual maturity ("available for sale") and are carried at fair value. The fair value of publicly traded fixed income securities is based upon independent market quotations. The difference between amortized cost and fair value, net of deferred income taxes, is reflected as a component of accumulated other comprehensive income. Cash received from calls, principal payments and make-whole payments is reflected as a component of proceeds from sales. Cash received from maturities and pay-downs is reflected as a component of investment collections.

     Short-term investments are carried at cost or amortized cost, which approximates fair value.

     Investment income consists of interest and is recognized on an accrual basis. Interest income is determined using the effective yield method, considering estimated principal repayments when applicable. Accrual of income is suspended for fixed income securities that are in default or when the receipt of interest payments is in doubt.

     Realized capital gains and losses include gains and losses on investment dispositions, and write-downs in value due to other-than-temporary declines in fair value. Dispositions include sales, losses recognized in anticipation of dispositions and other transactions such as calls and prepayments. Realized capital gains and losses on investment dispositions are determined on a specific identification basis.

     The Company recognizes other-than-temporary impairment losses on fixed income securities when the decline in fair value is deemed other-than-temporary (see Note 4).

RECOGNITION OF PREMIUM REVENUES AND CONTRACT CHARGES, AND RELATED BENEFITS AND INTEREST CREDITED

     The Company has reinsurance agreements whereby all premiums, contract charges, interest credited to contractholder funds, contract benefits and substantially all expenses are ceded to ALIC and non-affiliated reinsurers (see Notes 3 and 7). Amounts reflected in the Statements of Operations and Comprehensive Income are presented net of reinsurance.

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

     Contracts that do not subject the Company to significant risk arising from mortality or morbidity are referred to as investment contracts. Fixed annuities, including market value adjusted annuities, equity-indexed annuities and immediate annuities without life contingencies are considered investment contracts. Consideration received for such contracts is reported as contractholder fund deposits. Contract charges for investment contracts consist of fees assessed against the contractholder account balance for maintenance, administration and surrender of the contract prior to contractually specified dates, and are recognized when assessed against the contractholder account balance. Certain variable annuity contracts include embedded derivatives that are separated from the host instrument and accounted for as derivative financial instruments

("subject to bifurcation"). The change in the fair value of derivatives embedded in liabilities and subject to bifurcation is reported in contract benefits or interest credited to contractholder funds and is ceded to ALIC under the reinsurance agreements.

     Interest credited to contractholder funds represents interest accrued or paid for interest-sensitive life contracts and investment contracts. Crediting rates for certain fixed annuities and interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions subject to contractually guaranteed minimum rates.

     Contract charges for variable life and variable annuity products consist of fees assessed against the contractholder account values for contract maintenance, administration, mortality, expense and early surrender. Contract benefits incurred include guaranteed minimum death, income, withdrawal and accumulation benefits.

REINSURANCE

     The Company has reinsurance agreements whereby all premiums, contract charges, interest credited to contractholder funds, contract benefits and substantially all expenses are ceded to ALIC and non-affiliated reinsurers (see Notes 3 and 7). Reinsurance recoverables and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the Statements of Financial Position. We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis and a provision for uncollectible reinsurance is recorded if needed. No amounts have been deemed unrecoverable in the three years ended December 31, 2006. The Company continues to have primary liability as the direct insurer for the risks reinsured.

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

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS

     The reserve for life-contingent contract benefits, which relates to traditional life and accident and health insurance and immediate annuities with life contingencies is computed on the basis of long-term actuarial assumptions as to future investment yields, mortality, morbidity, policy terminations and expenses (see Note 6). These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration.

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

SEPARATE ACCOUNTS

     Separate accounts assets and liabilities are carried at fair value. The assets of the separate accounts are legally segregated and available only to settle separate account contract obligations. Separate accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and therefore, are not included in the Company's Statements of Operations and Comprehensive Income. Revenues to the Company from the separate accounts consist of contract charges for maintenance, administration, cost of insurance and surrender of the contract prior to the contractually specified date and are ceded to ALIC.

     Absent any contract provision wherein the Company provides a guarantee, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts' funds may not meet their stated investment objectives. The risk and associated cost of these contract guarantees are ceded to ALIC in accordance with the reinsurance agreements.

ADOPTED ACCOUNTING STANDARDS

FINANCIAL ACCOUNTING STANDARDS BOARD STAFF POSITION NO. FAS 115-1, "THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS" ("FSP FAS 115-1")

     The Company adopted Financial Accounting Standards Board ("FASB") FSP FAS 115-1 as of January 1, 2006. FSP FAS 115-1 nullifies the guidance in paragraphs 10-18 of EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" and references existing other-than-temporary impairment guidance. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for income recognition on an impaired debt security. The adoption of FSP FAS 115-1 was required on a prospective basis and did not have a material effect on the results of operations or financial position of the Company.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 154, "ACCOUNTING CHANGES AND ERROR CORRECTIONS" ("SFAS NO. 154")

     The Company adopted SFAS No. 154 on January 1, 2006. SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise promulgated. The Company had no accounting changes or error corrections affected by the new standard.

SECURITIES AND EXCHANGE COMMISSION ("SEC") STAFF ACCOUNTING BULLETIN NO. 108, "CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS" ("SAB 108")

     In September 2006, the SEC issued SAB 108 in order to eliminate the diversity of practice in the process by which misstatements are quantified for purposes of assessing materiality on the financial statements. SAB 108 is intended to eliminate the potential for the build up of improper amounts on the balance sheet due to the limitations of certain methods of materiality assessment utilized in current practice. SAB 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. If a company's existing methods for assessing the materiality of misstatements are not in compliance with the provisions of SAB 108, the initial application of the provisions may be adopted by restating prior period financial statements under certain circumstances or otherwise by recording the cumulative effect of initially applying the provisions of SAB 108 as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The provisions of SAB 108 must be applied no later than the annual financial statements issued for the first fiscal year ending after November 15, 2006. The Company's adoption of SAB 108 in the fourth quarter of 2006 for the fiscal year then ended did not have any effect on its results of operations or financial position.

SOP 03-1, "ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS" ("SOP 03-1")

     On January 1, 2004, the Company adopted SOP 03-1. The major provisions of the SOP affecting the Company at the time of adoption are listed below.

     - Establishment of reserves primarily related to death benefit and income benefit guarantees provided under variable annuity contracts, all of which are ceded to ALIC;

     - Deferral of sales inducements that meet certain criteria, and amortization using the same method used for deferred policy acquisition costs ("DAC"), all of which are ceded to ALIC.

     The cumulative effect of the change in accounting principle from implementing SOP 03-1 was a loss of $26.9 million, after-tax, ($41.4 million, pre-tax) that was ceded to ALIC under the terms of the reinsurance agreements. It was comprised of an increase in contractholder funds of $30 million, pre-tax, and reserves for life-contingent contract benefits of $11.4 million, pre-tax.

AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ("AICPA") TECHNICAL PRACTICE AID ("TPA") RE SOP 03-1

     In September 2004, the staff of the AICPA, aided by industry experts, issued a set of technical questions and answers on financial accounting and reporting issues related to SOP 03-1. The TPAs address a number of issues related to SOP 03-1 including when it was necessary to establish a liability in addition to the account balance for certain contracts such as single premium and universal life that meet the definition of an insurance contract and have amounts assessed against the contractholder in a manner that is expected to result in profits in earlier years and losses in subsequent years from the insurance benefit function. The impact of adopting the provisions of the TPAs was ceded to ALIC under the terms of the reinsurance agreements.

PENDING ACCOUNTING STANDARDS

STATEMENT OF POSITION 05-1, ACCOUNTING BY INSURANCE ENTERPRISES FOR DEFERRED ACQUISITION COSTS IN CONNECTION WITH MODIFICATIONS OR EXCHANGES OF INSURANCE CONTRACTS ("SOP 05-1")

     In October 2005, the AICPA issued SOP 05-1. SOP 05-1 provides accounting guidance for deferred policy acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments". SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. In February 2007, the AICPA issued a set of eleven TPAs that provide interpretive guidance to be utilized, if applicable, at the date of adoption. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Any impact resulting from the adoption of SOP 05-1 on the Company's results of operations will be ceded to ALIC under the terms of the reinsurance agreements.

FINANCIAL ACCOUNTING STANDARDS BOARD INTERPRETATION NO. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES", ("FIN 48")

     In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position's technical merits, that the position would be sustained upon examination by the respective taxing authorities. The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 will not have a material effect on the results of operations or financial position of the Company.

SFAS NO. 157, "FAIR VALUE MEASUREMENTS" ("SFAS NO. 157")

     In September 2006, the FASB issued SFAS No. 157 which redefines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The effects of adoption will be determined by the types of instruments carried at fair value in the Company's financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption. Based on the Company's current use of fair value measurements, SFAS No. 157 is not expected to have a material effect on the results of operations or financial position of the Company.

SFAS NO. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES" ("SFAS NO. 159")

     In February 2007, the FASB issued SFAS No. 159 which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users' understanding of a reporting entity's choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. Because application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS No. 159 would be applied, which has yet to be determined, as is any decision concerning the early adoption of the standard.

3. RELATED PARTY TRANSACTIONS

BUSINESS OPERATIONS

     The Company uses services provided by its affiliates, AIC, ALIC and Allstate Investments LLC, and business facilities owned or leased and operated by AIC in conducting its business activities. In addition, the Company shares the services of employees with AIC. The Company reimburses its affiliates for the operating expenses incurred on behalf of the Company. The Company is charged for the cost of these operating expenses based on the level of services provided. Operating expenses, including compensation and retirement and other benefit programs, allocated to the Company were $192.3 million, $158.7 million and $161.4 million in 2006, 2005 and 2004, respectively. Of these costs, the Company retains investment related expenses on the invested assets of the Company. All other costs are ceded to ALIC under the reinsurance agreements.

BROKER/DEALER SERVICES

     The Company has a service agreement with Allstate Distributors, LLC ("ADLLC"), a broker/dealer affiliate of the Company, whereby ADLLC promotes and markets the fixed and variable annuities sold by the Company to unaffiliated financial services firms. In addition, ADLLC acts as the underwriter of variable annuities sold by the Company. In return for these services, the Company recorded commission expense of $1.1 million, $659 thousand and $447 thousand for the years ended December 31, 2006, 2005 and 2004, respectively, that was ceded to ALIC under the terms of the reinsurance agreements.

     The Company receives underwriting and distribution services from Allstate Financial Services, LLC ("AFS"), an affiliated broker/dealer company, for certain variable annuity and variable life insurance contracts sold by Allstate exclusive agencies. The Company incurred $42.7 million, $44.6 million and $41.7 million of commission and other distribution expenses for the years ended December 31, 2006, 2005 and 2004, respectively, that were ceded to ALIC under the terms of the reinsurance agreements.

     In 2006, the Company entered a wholesaling and marketing support agreement with ALFS, Inc. ("ALFS"), an affiliated broker/dealer company, whereby ALFS underwrites and promotes the offer, sale and servicing of variable annuities issued by the Company and sold by AFS. In return for these services, the Company recorded commission expense of $1.5 million for 2006. This expense was ceded to ALIC under the terms of the reinsurance agreements.

REINSURANCE

     The following table summarizes amounts that were ceded to ALIC and reported net in the Statements of Operations under the reinsurance agreements:

                                                      YEAR ENDED DECEMBER 31,
                                              ------------------------------------
(IN THOUSANDS)                                   2006         2005         2004
                                              ----------   ----------   ----------
Premiums and contract charges                 $  546,554   $  461,496   $  405,748
Interest credited to contractholder  funds,
   contract benefits and expenses              1,487,799    1,483,707    1,354,508

    Reinsurance recoverables due from ALIC totaled $19.13 billion and $18.35 billion as of December 31, 2006 and 2005, respectively.

STRUCTURED SETTLEMENT OBLIGATIONS

     The Company received premiums of $301 thousand from AIC in 2004, to assume certain structured settlement obligations at prices determined based upon interest rates in effect at the time of purchase. The Company subsequently ceded these premiums to ALIC under the terms of its reinsurance agreements. The Company did not receive any structured settlement premiums from AIC in 2006 or 2005.

CAPITAL CONTRIBUTION

     During the fourth quarter of 2004, ALIC made a cash capital contribution of $49.7 million. This transaction was reflected in additional capital paid-in on the Statements of Financial Position.

INCOME TAXES

     The Company is a party to a federal income tax allocation agreement with the Corporation (Note 9).

DEBT

     The Company has entered into an intercompany loan agreement with the Corporation. The amount of funds available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding under the intercompany loan agreement to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. The Company had no amounts outstanding under the agreement at December 31, 2006 and 2005. The Corporation uses commercial paper borrowings, bank lines of credit and repurchase agreements to fund intercompany borrowings.

4. INVESTMENTS

FAIR VALUES

     The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:

                                                     GROSS UNREALIZED
                                        AMORTIZED   -----------------     FAIR
(IN THOUSANDS)                            COST       GAINS    LOSSES      VALUE
                                        ---------   ------   --------   --------
AT DECEMBER 31, 2006
U.S. government and agencies             $116,821   $2,609   $(1,467)   $117,963
Corporate                                  74,755      613    (1,987)     73,381
Municipal                                     502       31        --         533
Mortgage-backed securities                 29,963       98      (817)     29,244
Commercial mortgage-backed securities      32,095      635      (315)     32,415
Asset-backed securities                    14,195      366       (39)     14,522
                                         --------   ------   -------    --------
   Total fixed income securities         $268,331   $4,352   $(4,625)   $268,058
                                         ========   ======   =======    ========
AT DECEMBER 31, 2005
U.S. government and agencies             $ 99,197   $3,333   $(1,139)   $101,391
Corporate                                  91,424    1,133    (1,746)     90,811
Municipal                                     503       41        --         544
Mortgage-backed securities                 32,362      209      (606)     31,965
Commercial mortgage-backed securities      27,851       69      (704)     27,216
Asset-backed securities                    15,120      546       (48)     15,618
                                         --------   ------   -------    --------
   Total fixed income securities         $266,457   $5,331   $(4,243)   $267,545
                                         ========   ======   =======    ========

SCHEDULED MATURITIES

     The scheduled maturities for fixed income securities are as follows at December 31, 2006:

                                         AMORTIZED     FAIR
(IN THOUSANDS)                             COST        VALUE
                                         ---------   --------
Due in one year or less                   $  8,543   $  8,515
Due after one year through five years       88,818     88,680
Due after five years through ten years      87,213     86,056
Due after ten years                         39,599     41,041
                                          --------   --------
                                           224,173    224,292
Mortgage and asset-backed securities        44,158     43,766
                                          --------   --------
   Total                                  $268,331   $268,058
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

NET INVESTMENT INCOME

   Net investment income for the years ended December 31 is as follows:

(IN THOUSANDS)                             2006      2005      2004
                                         -------   -------   -------
Fixed income securities                  $13,495   $13,190   $11,297
Short-term investments                       762       689       185
                                         -------   -------   -------
   Investment income, before expense      14,257    13,879    11,482
   Investment expense                        309       247       248
                                         -------   -------   -------
   Net investment income                 $13,948   $13,632   $11,234
                                         =======   =======   =======

REALIZED CAPITAL GAINS AND LOSSES, AFTER-TAX

     Realized capital gains and losses by security type for the years ended December 31 are as follows:

(IN THOUSANDS)                                   2006     2005   2004
                                               -------   -----   ----
Fixed income securities                        $(1,255)  $(174)   $ 5
Income tax benefit (expense)                       438      60     (2)
                                               -------   -----    ---
Realized capital gains and losses, after-tax   $  (817)  $(114)   $ 3
                                               =======   =====    ===

     Realized capital gains and losses by transaction type for the years ended December 31 are as follows:

(IN THOUSANDS)                                      2006     2005   2004
                                                  -------   -----   ----
Dispositions                                      $(1,255)  $(174)   $ 5
                                                  -------   -----    ---
   Realized capital gains and losses               (1,255)   (174)     5
   Income tax benefit (expense)                       438      60     (2)
                                                  -------   -----    ---
   Realized capital gains and losses, after-tax   $  (817)  $(114)   $ 3
                                                  =======   =====    ===

     Gross gains of $1 thousand and $5 thousand were realized on fixed income securities during 2006 and 2005, respectively. Gross losses of $1.3 million and $174 thousand were realized on sales of fixed income securities during 2006 and 2005, respectively.

UNREALIZED NET CAPITAL GAINS AND LOSSES

     Unrealized net capital gains and losses on fixed income securities included in accumulated other comprehensive income at December 31 are as follows:

                                                     GROSS UNREALIZED
                                             FAIR    ----------------   UNREALIZED
(IN THOUSANDS)                              VALUE     GAINS    LOSSES    NET GAINS
                                          --------   ------   -------   ----------
AT DECEMBER 31, 2006
Fixed income securities                   $268,058   $4,352   $(4,625)     $(273)
Deferred income taxes                                                         95
                                                                           -----
Unrealized net capital gains and losses                                    $(178)
                                                                           =====

                                                     GROSS UNREALIZED
                                             FAIR    ----------------   UNREALIZED
(IN THOUSANDS)                              VALUE     GAINS    LOSSES    NET GAINS
                                          --------   ------   -------   ----------
AT DECEMBER 31, 2005
Fixed income securities                   $267,545   $5,331   $(4,243)    $1,088
Deferred income taxes                                                       (381)
                                                                          ------
Unrealized net capital gains and losses                                   $  707
                                                                          ======

CHANGE IN UNREALIZED NET CAPITAL GAINS AND LOSSES

     The change in unrealized net capital gains and losses for the years ended December 31 is as follows:

(IN THOUSANDS)                                          2006      2005     2004
                                                      -------   -------   -------
Fixed income securities                               $(1,361)  $(7,340)  $(2,748)
Deferred income taxes                                     476     2,568       962
                                                      -------   -------   -------
Decrease in unrealized net capital gains and losses   $  (885)  $(4,772)  $(1,786)
                                                      =======   =======   =======

PORTFOLIO MONITORING

     Inherent in the Company's evaluation of a particular security are assumptions and estimates about the operations of the issuer and its future earnings potential. Some of the factors considered in evaluating whether a decline in fair value is other-than-temporary are: 1) the Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the recoverability of principal and interest; 3) the duration and extent to which the fair value has been less than amortized cost; 4) the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect access to liquidity.

     The following table summarizes the gross unrealized losses and fair value of fixed income securities by the length of time that individual securities have been in a continuous unrealized loss position.


                                             LESS THAN 12 MONTHS              12 MONTHS OR MORE
                                      ------------------------------   ------------------------------     TOTAL
                                     NUMBER OF    FAIR     UNREALIZED  NUMBER OF  FAIR     UNREALIZED   UNREALIZED
($ IN THOUSANDS)                      ISSUES     VALUE      LOSSES     ISSUES     VALUE      LOSSES       LOSSES
                                      ------   --------   ----------   ------   --------   ----------   ----------
AT DECEMBER 31, 2006
Fixed income securities
   U.S. Government andagencies            4    $ 26,597    $  (153)       10    $ 44,123    $(1,314)     $(1,467)
   Corporate                              2       1,985        (18)       24      46,462     (1,969)      (1,987)
   Mortgage-backed securities             1           1         --        10      25,880       (817)        (817)
   Commercial mortgage-backed
      securities                          1       2,483         (9)        6      12,813       (306)        (315)
   Asset-backed securities               --          --         --         1         968        (39)         (39)
                                        ---    --------    -------       ---    --------    -------      -------
      Total                               8    $ 31,066    $  (180)       51    $130,246    $(4,445)     $(4,625)
                                        ===    ========    =======       ===    ========    =======      =======
Investment grade fixed income
   securities                             8    $ 31,066    $  (180)       51    $130,246    $(4,445)     $(4,625)
Below investment grade fixed
   income securities                     --          --         --        --          --         --           --
                                        ---    --------    -------       ---    --------    -------      -------
      Total fixed income securities       8    $ 31,066    $  (180)       51    $130,246    $(4,445)     $(4,625)
                                        ===    ========    =======       ===    ========    =======      =======
AT DECEMBER 31, 2005
Fixed income securities
   U.S. Government and agencies           9    $ 46,404    $  (625)        3    $ 11,682    $  (514)     $(1,139)
   Corporate                             18      46,255     (1,059)        8      10,301       (687)      (1,746)
   Mortgage-backed securities             7      24,100       (507)        3       2,970        (99)        (606)
   Commercial mortgage-backed
      securities                          8      16,503       (296)        2       5,669       (408)        (704)
   Asset-backed securities               --          --         --         1         961        (48)         (48)
                                        ---    --------    -------       ---    --------    -------      -------
      Total                              42    $133,262    $(2,487)       17    $ 31,583    $(1,756)     $(4,243)
                                        ===    ========    =======       ===    ========    =======      =======
Investment grade fixed income
   securities                            42    $133,262    $(2,487)       17    $ 31,583    $(1,756)     $(4,243)
Below investment grade fixed
   income securities                     --          --         --        --          --         --           --
                                        ---    --------    -------       ---    --------    -------      -------
      Total fixed income securities      42    $133,262    $(2,487)       17    $ 31,583    $(1,756)     $(4,243)
                                        ===    ========    =======       ===    ========    =======      =======

     At December 31, 2006, all unrealized losses related to fixed income securities with an unrealized loss position less than 20% of amortized cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired. All of the unrealized losses related to investment grade fixed income securities. Investment grade is defined as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody's or a rating of AAA, AA, A or BBB from Standard & Poor's, Fitch or Dominion; or aaa,aa,a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available. Unrealized losses on investment grade securities are principally related to rising interest rates or changes in credit spreads since the securities were acquired.

     As of December 31, 2006, the Company had the intent and ability to hold the fixed income securities with unrealized losses for a period of time sufficient for them to recover.

OTHER INVESTMENT INFORMATION

     At December 31, 2006, fixed income securities and short-term investments with a carrying value of $9.5 million were on deposit with regulatory authorities as required by law.

5. FINANCIAL INSTRUMENTS

     In the normal course of business, the Company invests in various financial assets and incurs various financial liabilities. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since reinsurance recoverables, net, reserve for life-contingent contract benefits and deferred income taxes are not included in accordance with SFAS No. 107. Other assets and liabilities considered financial instruments, such as accrued investment income and cash, are generally of a short-term nature. Their carrying values are deemed to approximate fair value.

FINANCIAL ASSETS

(IN THOUSANDS)                DECEMBER 31, 2006        DECEMBER 31, 2005
                          -----------------------   -----------------------
                           CARRYING        FAIR      CARRYING       FAIR
                             VALUE        VALUE        VALUE       VALUE
                          ----------   ----------   ----------   ----------
Fixed income securities   $  268,058   $  268,331   $  267,545   $  267,545
Short-term investments         8,264        8,264        3,824        3,824
Separate accounts          3,097,550    3,097,550    2,718,509    2,718,509

     Fair values of publicly traded fixed income securities are based upon quoted market prices or dealer quotes. Short-term investments are highly liquid investments with maturities of one year or less whose carrying values are deemed to approximate fair value. Separate accounts assets are carried in the Statements of Financial Position at fair value based on quoted market prices.

FINANCIAL LIABILITIES

(IN THOUSANDS)                                     DECEMBER 31, 2006            DECEMBER 31, 2005
                                               -------------------------   -------------------------
                                                 CARRYING        FAIR        CARRYING        FAIR
                                                  VALUE         VALUE         VALUE         VALUE
                                               -----------   -----------   -----------   -----------
Contractholder funds on investment contracts   $15,334,580   $14,498,948   $14,931,738   $14,122,657
Separate accounts                                3,097,550     3,097,550     2,718,509     2,718,509

     Contractholder funds include interest-sensitive life insurance contracts and investment contracts. Interest-sensitive life insurance contracts are not considered financial instruments subject to fair value disclosure requirements under the provisions of SFAS No. 107. The fair value of investment contracts is based on the terms of the underlying contracts. Fixed annuities are valued at the account balance less surrender charges. Immediate annuities without life contingencies are valued at the present value of future benefits using current interest rates. Market value adjusted annuities' fair value is estimated to be the market adjusted surrender value. Equity-indexed annuity contracts' fair value approximates carrying value since the embedded equity options are carried at fair value in the financial statements. Separate accounts liabilities are carried at the fair value of the underlying assets.

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

     The following table summarizes the notional amount, fair value and carrying value of the Company's embedded derivative financial instruments.

                                                               CARRYING     CARRYING
                                       NOTIONAL       FAIR       VALUE        VALUE
(IN THOUSANDS)                          AMOUNT       VALUE      ASSETS    (LIABILITIES)
                                      ----------   ---------   --------   -------------
AT DECEMBER 31, 2006
Equity-indexed and forward starting
   options in life and annuity
   product contracts                  $3,016,132   $(167,707)     $--      $(167,707)
Guaranteed accumulation benefits         340,157       1,381       --          1,381
Guaranteed withdrawal benefits            62,736          43       --             43
Other embedded derivative financial
   instruments                             3,775          (5)      --             (5)

                                                               CARRYING     CARRYING
(IN THOUSANDS)                         NOTIONAL       FAIR      VALUE         VALUE
                                        AMOUNT       VALUE      ASSETS    (LIABILITIES)
                                      ----------   ---------   --------   -------------
AT DECEMBER 31, 2005
Equity-indexed and forward starting
   options in life and annuity
   product contracts                  $2,356,357   $(105,754)    $ --       $(105,754)
Guaranteed accumulation benefits         242,234         288       --             288
Guaranteed withdrawal benefits            26,390         (14)      --             (14)
Other embedded derivative
   financial instruments                   3,775          (5)      --              (5)

     The notional amounts specified in the contracts are used to calculate the exchange of contractual payments under the agreements, and are not representative of the potential for gain or loss on these agreements.

     Fair value, which is equal to the carrying value, is based on widely accepted pricing and valuation models, which use independent third party data as inputs.

     Market risk is the risk that the Company will incur losses due to adverse changes in market rates and prices. Market risk exists for all of the derivative financial instruments the Company currently holds, as these instruments may become less valuable due to adverse changes in market conditions.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     There were no off-balance-sheet financial instruments at December 31, 2006 or 2005.

6. RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS AND CONTRACTHOLDER FUNDS

     At December 31, the reserve for life-contingent contract benefits consists of the following:

(IN THOUSANDS)                                              2006         2005
                                                         ----------   ----------
Immediate annuities                                      $  722,539   $  723,691
Traditional life                                            932,866      821,341
Other                                                       471,050      347,162
                                                         ----------    ---------
   Total reserve for life-contingent contract benefits   $2,126,455   $1,892,194
                                                         ==========   ==========

     The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits:

         PRODUCT                       MORTALITY               INTEREST RATE          ESTIMATION METHOD
---------------------------   -------------------------   ----------------------   ----------------------
Immediate annuities           1983 individual annuity     Interest rate            Present value of
                              mortality table             assumptions range from   expected future
                              1983-a annuity mortality    3.0% to 8.8%             benefits based on
                              table                                                historical experience
                              Annuity 2000 mortality
                              table

Traditional life              Actual company experience   Interest rate            Net level premium
                              plus loading                assumptions range from   reserve method using
                                                          4.0% to 8.0%             the Company's
                                                                                   withdrawal experience
                                                                                   rates

Other:
   Variable annuity           90% of 1994 group annuity   Interest rate            Projected benefit
   guaranteed minimum death   mortality table with        assumptions range from   ratio applied to
   benefits                   internal modifications      6.5% to 7.0%             cumulative assessments

   Accident & health          Actual company experience                            Unearned premium;
                              plus loading                                         additional contract
                                                                                   reserves for
                                                                                   traditional life

     At December 31, contractholder funds consists of the following:

(IN THOUSANDS)                         2006          2005
                                   -----------   -----------
Interest-sensitive life            $ 2,841,433   $ 2,516,464
Investment contracts:
   Immediate annuities                 480,602       459,893
   Fixed annuities                  14,822,531    14,435,800
   Other                                51,056        49,947
                                   -----------   -----------
      Total contractholder funds   $18,195,622   $17,462,104
                                   ===========   ===========

     The following table highlights the key contract provisions relating to contractholder funds:

                PRODUCT                         INTEREST RATE             WITHDRAWAL/SURRENDER CHARGES
-------------------------------------   ----------------------------   ----------------------------------
Interest-sensitive life                 Interest rates credited        Either a percentage of account
                                        range from 3.5% to 6.0%        balance or dollar amount grading
                                                                       off generally over 20 years

Fixed annuities                         Interest rates credited        Either a declining or a level
                                        range from 2.2% to 8.8% for    percentage charge generally over
                                        immediate annuities and 0.0%   nine years or less. Additionally,
                                        to 9.0% for fixed annuities    approximately 35.3% of fixed
                                                                       annuities are subject to market
                                                                       value adjustment for discretionary
                                                                       withdrawals.

Other investment contracts:             Interest rates used in         Withdrawal and surrender charges
   Variable guaranteed minimum income   establishing reserves range    are based on the terms of the
   benefit and secondary guarantees     from 1.8% to 10.3%             related interest-sensitive life or
   on interest-sensitive life and                                      fixed annuity contract.
   fixed annuities

     Contractholder funds activity for the years ended December 31 is as follows:

(IN THOUSANDS)                           2006          2005
                                     -----------   -----------
Balance, beginning of year           $17,462,104   $16,231,489
Deposits                               2,668,782     2,822,820
Interest credited                        865,479       779,071
Benefits                                (512,353)     (443,444)
Surrenders and partial withdrawals    (1,962,149)   (1,665,497)
Net transfers to separate accounts       (58,681)      (70,542)
Contract charges                        (255,710)     (206,363)
Other adjustments                        (11,850)       14,570
                                     -----------   -----------
Balance, end of year                 $18,195,622   $17,462,104
                                     ===========   ===========

     The table below presents information regarding the Company's variable annuity contracts with guarantees. The Company's variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts' separate accounts with guarantees.

                                                                               DECEMBER 31,
                                                                          --------------------
($ IN MILLIONS)                                                             2006        2005
                                                                          ---------  ---------
IN THE EVENT OF DEATH
   Separate account value                                                 $ 2,333.2  $ 2,084.2
   Net amount at risk (1)                                                 $   108.5  $   148.1
   Average attained age of contractholders                                 59 years   59 years

AT ANNUITIZATION
   Separate account value                                                 $   388.4  $   372.3
   Net amount at risk (2)                                                 $     0.6  $     0.7
   Weighted average waiting period until annuitization options available    3 years    4 years

FOR CUMULATIVE PERIODIC WITHDRAWALS
   Separate account value                                                 $    61.8  $    23.2
   Net amount at risk (3)                                                 $      --  $      --

ACCUMULATION AT SPECIFIED DATES
   Separate account value                                                 $   337.3  $   229.6
   Net amount at risk (4)                                                 $      --  $      --
   Weighted average waiting period until guarantee date                    13 years   13 years

----------
(1) Defined as the estimated current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

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

     As of December 31, 2006, reserves for variable annuity contracts and secondary guarantee liabilities related to death benefits, income benefits, accumulation and withdrawal benefits were $28 million, $33 million, $(1) million and $(43) thousand, respectively. As of December 31, 2005, reserves for variable annuity contracts and secondary guarantee liabilities related to death benefits, income benefits, accumulation and withdrawal benefits were $21 million, $36 million, $(288) thousand and $14 thousand, respectively.

7.  REINSURANCE

     The Company has entered into reinsurance agreements under which it reinsures all of its business to ALIC or other non-affiliated reinsurers. Under the agreements, premiums, contract charges, interest credited to contractholder funds, contract benefits and substantially all expenses are reinsured. The Company purchases reinsurance to limit aggregate and single losses on large risks. The Company cedes a portion of the mortality risk on certain life policies with a pool of twelve non-affiliated reinsurers. The Company continues to have primary liability as the direct insurer for risks reinsured.

     Amounts recoverable from reinsurers are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. At December 31, 2006, 94.1% of the total reinsurance recoverables were related to ALIC and 5.9% were related to non-affiliated reinsurers. At December 31, 2006 and 2005, approximately 96% and 99%, respectively, of the Company's non-affiliated reinsurance recoverables are due from companies rated A- or better by Standard & Poor's.

     The effects of reinsurance on premiums and contract charges for the years ended December 31 are as follows:

(IN THOUSANDS)                                        2006       2005      2004
                                                   ---------  ---------  ---------
PREMIUMS AND CONTRACT CHARGES
Direct                                             $ 944,823  $ 840,691  $ 742,557
Assumed                                               10,238      6,572      3,785
Ceded:
   Affiliate                                        (546,554)  (461,496)  (405,748)
   Non-affiliate                                    (408,507)  (385,767)  (340,594)
                                                   ---------  ---------  ---------
Premiums and contract charges, net of reinsurance  $      --  $      --  $      --
                                                   =========  =========  =========

    The effects of reinsurance on interest credited to contractholder funds, contract benefits and expenses for the years ended December 31 are as follows:

(IN THOUSANDS)                                           2006        2005          2004
                                                     -----------  -----------  -----------
INTEREST CREDITED TO CONTRACTHOLDER FUNDS, CONTRACT
   BENEFITS AND EXPENSES
Direct                                               $ 1,972,975  $ 1,959,229  $ 1,735,510
Assumed                                                    9,762        7,658        4,972
Ceded:
   Affiliate                                          (1,487,799)  (1,483,707)  (1,354,508)
   Non-affiliate                                        (494,938)    (483,180)    (385,974)
                                                     -----------  -----------  -----------
Interest credited to contractholder funds, contract
   benefits and expenses, net of reinsurance         $        --  $        --  $        --
                                                     ===========  ===========  ===========

8. COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES

LEASES

     The Company leases certain office equipment. Total rent expense for all leases was $198 thousand, $469 thousand and $681 thousand in 2006, 2005 and 2004, respectively, and was ceded to ALIC under the terms of the reinsurance agreements.

     Minimum rental commitments under operating leases with an initial or remaining term of more than one year as of December 31, 2006 are as follows:

                                      OPERATING
(IN THOUSANDS)                         LEASES
                                      ---------
2007                                    $57
2008                                      4
Thereafter                               --
                                        ---
                                        $61
                                        ===
GUARANTEES

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

     The aggregate liability balance related to all guarantees, ceded to ALIC, was not material as of December 31, 2006.

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

     _ These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including but not limited to, the underlying facts of each matter; novel legal issues; variations between jurisdictions in which matters are being litigated, heard or investigated; differences in applicable laws and judicial interpretations; the length of time before many of these matters might be resolved by settlement, through litigation or otherwise and, in some cases, the timing of their resolutions relative to other similar matters involving other companies; the fact that some of the lawsuits are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined; the fact that some of the lawsuits involve multi-state class actions in which the applicable law(s) for the claims at issue is in dispute and therefore unclear; and the current challenging legal environment faced by large corporations and insurance companies.

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

     - For the reasons specified above, it is often not possible to make meaningful estimates of the amount or range of loss that could result from the matters described below in the "Proceedings" subsection. The Company reviews these matters on an on-going basis and follows the provisions of SFAS No. 5, "Accounting for Contingencies" when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

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

PROCEEDINGS

     Legal proceedings involving Allstate agencies and AIC may impact the Company, even when the Company is not directly involved, because the Company sells its products through several distribution channels including Allstate agencies. Consequently, information about the more significant of these proceedings is provided in the following paragraph.

     AIC is defending certain matters relating to its agency program reorganization announced in 1999. These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission ("EEOC") alleging retaliation under federal civil rights laws (the "EEOC I" suit) and a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act ("ADEA"), breach of contract and ERISA violations (the "Romero I" suit). In March 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court's declaratory judgment that the release is voidable at the option of the release signer. The court also ordered that an agent who voids the release must return to AIC "any and all benefits received by the [agent] in exchange for signing the release." The court also stated that, "on the undisputed facts of record, there is no basis for claims of age discrimination." The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order and on January 16, 2007, the judge denied their request. The case otherwise remains pending. The EEOC also filed another lawsuit in October 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the "EEOC II" suit). In EEOC II, in October 2006, the court granted partial summary judgment to the EEOC. Although the court did not determine that AIC was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether AIC had reasonable factors other than age to support the rehire policy. AIC filed a motion for interlocutory appeal from the partial summary judgment, which was granted by the trial court on January 4, 2007. AIC has filed a petition for immediate review of two controlling issues of law to the Court of Appeals for the Eighth Circuit and that petition is currently pending. AIC is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization. These plaintiffs have asserted breach of contract and ERISA claims. A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue. These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in April 2005. In all of these various matters, plaintiffs seek compensatory and punitive damages, and equitable relief. AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization. The outcome of these disputes is currently uncertain.

OTHER MATTERS

     The Corporation and some of its subsidiaries, including the Company, have received interrogatories and demands for information from regulatory and enforcement authorities relating to various insurance products and practices. The areas of inquiry include variable annuity market timing and late trading. The Corporation and some of its subsidiaries, including the Company, have also received interrogatories and demands for information from authorities seeking information relevant to on-going investigations into the possible violation of antitrust or insurance laws by unnamed parties and, in particular, seeking information as to whether any person engaged in activities for the purpose of price fixing, market allocation, or bid rigging. The Company believes that these inquiries are similar to those made to many financial services companies as part of industry-wide investigations by various authorities into the practices, policies and procedures relating to insurance and financial services products. Moreover, the Corporation has not received any communication from authorities related to the variable annuity market timing and late trading inquiries since November 2005. The Corporation and its subsidiaries have responded and will continue to respond to these inquiries.

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

     The Internal Revenue Service ("IRS") has completed its review of the Corporations's federal income tax returns through the 2002 tax year and the statute of limiations has expired for these years. Any adjustments that may result from IRS examinations of tax returns are not expected to have a material impact on the results of operations, cash flows or financial position of the Company.

     The components of the deferred income tax assets and liabilities at December 31 are as follows:

(IN THOUSANDS)                            2006    2005
                                         -----   -----
DEFERRED ASSETS
Unrealized net capital losses            $  95   $  --

DEFERRED LIABILITIES
Unrealized net capital gains                --    (381)
Difference in tax bases of investments    (229)   (208)
Other liabilities                           (1)     (2)
                                         -----   -----
   Total deferred liabilities             (230)   (591)
                                         -----   -----
      Net deferred liabilities           $(135)  $(591)
                                         =====   =====

     The components of income tax expense for the years ended December 31 are as follows:

(IN THOUSANDS)                 2006     2005     2004
                              ------   ------   ------
Current                       $4,412   $4,769   $3,877
Deferred                          21      (98)      48
                              ------   ------   ------
   Total income tax expense   $4,433   $4,671   $3,925
                              ======   ======   ======

     The Company paid income taxes of $4.8 million and $2.5 million in 2006 and 2004, respectively, and received an income tax refund of $38 thousand in 2005.

     A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

                                    2006   2005   2004
                                    ----   ----   ----
Statutory federal income tax rate   35.0%  35.0%  35.0%
Other                               (0.1)  (0.3)  (0.1)
                                    ----   ----   ----
Effective income tax rate           34.9%  34.7%  34.9%
                                    ====   ====   ====

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

     Statutory net income for 2006, 2005, and 2004 was $9.1 million, $8.8 million and $7.4 million, respectively. Statutory capital and surplus was $274.4 million and $267.5 million as of December 31, 2006 and 2005, respectively.

DIVIDENDS

     The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The payment of shareholder dividends by the Company without prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that the Company can distribute during 2007 without prior approval of the Nebraska Department of Insurance is $27.4 million. In the twelve-month period beginning January 1, 2006 the Company did not pay any dividends.

11. Other Comprehensive Income

     The components of other comprehensive loss on a pretax and after-tax basis for the years ended December 31 are as follows:

                                                              2006
                                                     ------------------------
                                                                       AFTER-
(IN THOUSANDS)                                        PRETAX    TAX     TAX
                                                     -------  ------  -------
Unrealized holding losses arising during the period  $(2,601) $  910  $(1,691)
Less: reclassification adjustments                    (1,240)    434     (806)
                                                     -------  ------  --------
Unrealized net capital gains and losses               (1,361)    476     (885)
                                                     -------  ------  -------
Other comprehensive loss                             $(1,361) $  476  $  (885)
                                                     =======  ======  =======

                                                              2005
                                                     ------------------------
                                                                       AFTER-
                                                      PRETAX    TAX     TAX
                                                     -------  ------  -------
Unrealized holding losses arising during the period  $(7,514) $2,628  $(4,886)
Less: reclassification adjustments                      (174)     60     (114)
                                                     -------  ------  -------
Unrealized net capital gains and losses               (7,340)  2,568   (4,772)
                                                     -------  ------  -------
Other comprehensive loss                             $(7,340) $2,568  $(4,772)
                                                     =======  ======  =======

                                                               2004
                                                     ------------------------
                                                                       AFTER-
                                                      PRETAX    TAX     TAX
                                                     -------  ------  -------
Unrealized holding losses arising during the period  $(2,743) $  960  $(1,783)
Less: reclassification adjustments                         5      (2)       3
                                                     -------  ------  -------
Unrealized net capital gains and losses               (2,748)    962   (1,786)
                                                     -------  ------  -------
Other comprehensive loss                             $(2,748) $  962  $(1,786)
                                                     =======  ======  =======

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF
LINCOLN BENEFIT LIFE COMPANY:

We have audited the accompanying Statements of Financial Position of Lincoln Benefit Life Company (the "Company", an affiliate of The Allstate Corporation) as of December 31, 2006 and 2005, and the related Statements of Operations and Comprehensive Income, Shareholder's Equity, and Cash Flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Lincoln Benefit Life Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 9, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities Exchange Act and made known to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. During the fiscal quarter ended December 31, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None

PART III

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1), (2), (3) AND (4) DISCLOSURE OF FEES -

     The following fees have been, or are anticipated to be billed by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu, and their respective affiliates, for professional services rendered to us for the fiscal years ending December 31, 2006 and 2005.

                                      2006       2005
                                    --------   --------
     Audit fees (a)                 $216,500   $213,706
                                    --------   --------
     TOTAL FEES                     $216,500   $213,706
                                    ========   ========

(a) Fees for audits of annual financial statements including financial statements for the separate accounts, reviews of quarterly financial statements, statutory audits, attest services, comfort letters, consents and review of documents filed with the Securities and Exchange Commission. These fees are ceded to ALIC under the Company's reinsurance agreements.

(5)(I) AND (II) AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES -

     The Audit Committee of The Allstate Corporation has established pre-approval policies and procedures for itself and its consolidated subsidiaries, including Lincoln Benefit. Those policies and procedures are incorporated into this Item 14 (5) by reference to Exhibit 99(ii) - The Allstate Corporation Policy Regarding Pre-Approval of Independent Auditors' Services (the "Pre-Approval Policy"). In addition, in 2005 the Audit Committee of Allstate Life adopted the Pre-Approval Policy, as it may be amended from time to time by the Audit Committee or the Board of Directors of the Corporation, as its own policy, provided that the Designated Member referred to in such policy need not be independent because the New York Stock Exchange corporate governance standards do not apply to Allstate Life. The Board of Directors of Lincoln Benefit has delegated to the Audit Committee of ALIC the authority to approve services to be provided by Lincoln Benefit's independent auditor. All of the services provided by Deloitte & Touche LLP to Lincoln Benefit in 2006 and 2005 were pre-approved by The Allstate Corporation and Allstate Life Audit Committees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

         3(ii) Amended and Restated By-Laws of Lincoln Benefit Life Company effective March 10, 2006. Incorporated herein by reference to Exhibit 3.2 to Lincoln Benefit Life Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

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

         10.6 Administrative Services Agreement between Lincoln Benefit Life Company and Allstate Life Insurance Company effective June 1, 2006. Incorporated herein by reference to Exhibit
                    10.1 to Lincoln Benefit Life Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

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

         10.12 Selling Agreement between Lincoln Benefit Life Company, ALFS, Inc. (f/k/a Allstate Financial Services, Inc.) and Allstate Financial Services, LLC (f/k/a LSA Securities, Inc.) effective August 2, 1999. Incorporated herein by reference to Exhibit 10.8 to Allstate Life Insurance Company's Annual Report on Form 10-K for 2003. (SEC File No. 000-31248)

         10.13 Coinsurance Agreement between Allstate Life Insurance Company and Lincoln Benefit Life Company, effective December 31, 2001. Incorporated herein by reference to Exhibit 10.11 to Lincoln Benefit Life Company's Quarterly Report on Form 10-Q for quarter ended June 30, 2002.

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

         10.16 Intercompany Loan Agreement among The Allstate Corporation, Allstate Life Insurance Company, Lincoln Benefit Life Company and other certain subsidiaries of The Allstate Corporation dated February 1, 1996. Incorporated herein by reference to Exhibit 10.24 of Allstate Life Insurance Company's Annual Report on Form 10-K for 2006.

         23         Consent of Independent Registered Public Accounting Firm

         31.1       Rule 15d-14(a) Certification of Principal Executive Officer

         31.2       Rule 15d-14(a) Certification of Principal Financial Officer

         32         Section 1350 Certifications

         99 The Allstate Corporation Policy Regarding Pre-Approval of Independent Auditor's Services effective November 10, 2003. Incorporated herein by reference to Exhibit 99(ii) to Lincoln Benefit Life Company's Annual Report on Form 10-K for 2004.

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

                                        LINCOLN BENEFIT LIFE COMPANY
                                        (Registrant)


March 13, 2007                          /s/ Samuel H. Pilch
                                        ----------------------------------------
                                        By: Samuel H. Pilch
                                        (Controller)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                           TITLE                   DATE
           ---------                           -----                   ----


/s/ Casey J. Sylla                  Chairman of the Board,Chief   March 13, 2007
---------------------------------   Executive Officer and a
Casey J. Sylla                      Director
                                    (Principal Executive
                                    Officer)


/s/ John C. Pintozzi                Vice President, Chief         March 13, 2007
---------------------------------   Financial Officer and a
John C. Pintozzi                    Director
                                    (Principal Financial
                                    Officer)


/s/ Lawrence W. Dahl                Director                      March 12, 2007
---------------------------------
Lawrence W. Dahl


                                    Director                      March 12, 2007
---------------------------------
John C. Lounds


/s/ Kevin R. Slawin                 Director                      March 12, 2007
---------------------------------
Kevin R. Slawin


/s/ Michael J. Velotta              Director                      March 12, 2007
---------------------------------
Michael J. Velotta


/s/ Douglas B. Welch                Director                      March 12, 2007
---------------------------------
Douglas B. Welch

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

                          LINCOLN BENEFIT LIFE COMPANY
  SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2006

                                                                                           AMOUNTS AT
                                                                                           WHICH SHOWN
                                                                                           ON BALANCE
(IN THOUSANDS)                                                         COST    FAIR VALUE     SHEET
                                                                     --------  ----------  -----------
TYPE OF INVESTMENT
Fixed maturities:
   Bonds:
      United States government, government agencies and authorities  $116,821   $117,963     $117,963
      States, municipalities and political subdivisions                   502        533          533
      Public utilities                                                  4,127      3,931        3,931
      All other corporate bonds                                        70,628     69,450       69,450
   Mortgage-backed securities                                          29,963     29,244       29,244
   Asset-backed securities                                             14,195     14,522       14,522
   Commercial mortgage-backed securities                               32,095     32,415       32,415
                                                                     --------   --------     --------
      Total fixed maturities                                          268,331   $268,058      268,058
                                                                     ========   ========     ========
Short-term investments                                                  8,264                   8,264
                                                                     --------                --------
      Total investments                                              $276,595                $276,322
                                                                     ========                ========

                          LINCOLN BENEFIT LIFE COMPANY
                            SCHEDULE IV--REINSURANCE

(IN THOUSANDS)
                                   GROSS                      NET
YEAR ENDED DECEMBER 31, 2006       AMOUNT         CEDED     AMOUNT
------------------------------  ------------  ------------  ------
Life insurance in force         $290,974,479  $290,974,479    $--
                                ===========   ============    ===
Premiums and contract charges:
   Life and annuities           $    833,110  $    833,110    $--
   Accident and health               121,951       121,951     --
                                ------------  ------------    ---
                                $    955,061  $    955,061    $--
                                ============  ============    ===

                                   GROSS                      NET
YEAR ENDED DECEMBER 31, 2005       AMOUNT         CEDED      AMOUNT
------------------------------  ------------  ------------  -------
Life insurance in force         $250,002,951  $250,002,951    $--
                                ============  ============    ===
Premiums and contract charges:
   Life and annuities           $    735,892  $    735,892    $--
   Accident and health               111,371       111,371     --
                                ------------  ------------    ---
                                $    847,263  $    847,263    $--
                                ============  ============    ===

                                   GROSS                      NET
YEAR ENDED DECEMBER 31, 2004       AMOUNT         CEDED      AMOUNT
------------------------------  ------------  ------------  -------
Life insurance in force         $211,262,503  $211,262,503    $--
                                ============  ============    ===
Premiums and contract charges:
   Life and annuities           $    649,996  $    649,996    $--
   Accident and health                96,346        96,346     --
                                ------------  ------------    ---
                                $    746,342  $    746,342    $--
                                ============  ============    ===