Form 10-Q
period 2007-03-31
LINCOLN BENEFIT LIFE CO
filed 2007-05-07
CIK 910739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

As of May 7, 2007, the Registrant had 25,000 common shares, $100 par value, outstanding, all of which are held by Allstate Life Insurance Company.

LINCOLN BENEFIT LIFE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
(in thousands)	2007	2006
	(Unaudited)
Revenues
Net investment income	$3,584	$3,389

Income from operations before income tax expense	3,584	3,389
Income tax expense	1,252	1,183
Net income	$2,332	$2,206

See notes to condensed financial statements.

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
(in thousands, except par value data)	2007	2006
	(Unaudited)

Assets
Investments
Fixed income securities, at fair value (amortized cost $271,840 and $268,331)	$272,504	$268,058
Short-term	8,037	8,264
Total investments	280,541	276,322

Cash	11,187	23,352
Reinsurance recoverable from Allstate Life Insurance Company	19,141,366	19,131,870
Reinsurance recoverable from non-affiliates	1,246,048	1,203,864
Receivable from affiliates	—	24,990
Other assets	95,473	104,971
Separate Accounts	3,099,663	3,097,550
Total assets	$23,874,278	$23,862,919

Liabilities
Contractholder funds	$18,195,417	$18,195,622
Reserve for life-contingent contract benefits	2,169,171	2,126,455
Current income taxes payable	5,664	4,412
Unearned premiums	25,268	25,935
Deferred income taxes	463	135
Payable to affiliates, net	9,725	—
Other liabilities and accrued expenses	89,340	136,184
Separate Accounts	3,099,663	3,097,550
Total liabilities	23,594,711	23,586,293

Commitments and Contingent Liabilities (Note 3)

Shareholder’s equity
Common stock, $100 par value, 30 thousand shares authorized, 25 thousand shares issued and outstanding	2,500	2,500
Additional capital paid-in	180,000	180,000
Retained income	96,636	94,304
Accumulated other comprehensive income:
Unrealized net capital gains and losses	431	(178)
Total accumulated other comprehensive income	431	(178)
Total shareholder’s equity	279,567	276,626
Total liabilities and shareholder’s equity	$23,874,278	$23,862,919

See notes to condensed financial statements.

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2007	2006
	(Unaudited)

Cash flows from operating activities

Net income	$2,332	$2,206
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	68	122
Changes in:
Contract benefits and other insurance reserves, net of reinsurance recoverables	(9,169)	(2,459)
Income taxes payable	1,252	1,183
Receivable/payable to affiliates, net	34,715	(11,455)
Other operating assets and liabilities	(38,013)	13,106
Net cash (used in) provided by operating activities	(8,815)	2,703

Cash flows from investing activities

Fixed income securities
Investment collections	4,436	6,123
Investment purchases	(8,013)	(6,157)
Change in short-term investments	227	(3,544)
Net cash used in investing activities	(3,350)	(3,578)

Net decrease in cash	(12,165)	(875)
Cash at beginning of period	23,352	8,349
Cash at end of period	$11,187	$7,474

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

The condensed financial statements and notes as of March 31, 2007, and for the three-month periods ended March 31, 2007 and 2006, are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Adopted accounting standards

Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”)

In October 2005, the American Institute of Certified Pubic Accountants (“AICPA”) issued SOP 05-1. SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those already described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs through the exchange of an existing contract for a new contract, or by amendment, endorsement or rider to an existing contract, or by the election of a feature or coverage within an existing contract. In February 2007, the AICPA issued Technical Practice Aids (“TPAs”) that provide interpretive guidance to be used in applying the SOP. The Company adopted the provisions of SOP 05-1 on January 1, 2007, for internal replacements occurring in fiscal years beginning after December 15, 2006. The impact resulting from the adoption of SOP 05-1 was ceded to ALIC under the terms of the reinsurance agreements.

Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”)

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities. The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities. The Company adopted the provisions of FIN 48, which are effective for fiscal years beginning after December 15, 2006, on January 1, 2007. No cumulative effect of a change in accounting principle or adjustment to the liability for unrecognized tax benefits was recognized as a result of the adoption of FIN 48. Accordingly, the adoption of FIN 48 did not have an effect on the results of operations or financial position of the Company.

The Company had no liability for net unrecognized tax benefits at January 1, 2007, and does not believe that it is reasonably possible that this balance will significantly change within the next 12 months.

The Internal Revenue Service (“IRS”) completed its review of the Company’s federal income tax returns through the 2002 tax year and the statute of limitations has expired on those years. The IRS is currently examining the Company’s federal income tax returns for the 2003 and 2004 tax years.

Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”)

In September 2006, the SEC issued SAB 108 in order to eliminate the diversity of practice in the process by which misstatements are quantified for purposes of assessing materiality on the financial statements. SAB 108 is intended to eliminate the potential for the build up of improper amounts on the balance sheet due to the limitations of certain methods of materiality assessment utilized in current practice. SAB 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. If a company’s existing methods for assessing the materiality of misstatements are not in compliance with the provisions of SAB 108, the initial application of the provisions may be adopted by restating prior period financial statements under certain circumstances or otherwise by recording the cumulative effect of initially applying the provisions of SAB 108 as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained income. The provisions of SAB 108 must be applied no later than the annual financial statements issued for the first fiscal year ending after November 15, 2006. The Company’s adoption of SAB 108 in the fourth quarter of 2006 did not have any effect on its results of operations or financial position.

Financial Accounting Standards Board Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1”)

The Company adopted Financial Accounting Standards Board (“FASB”) FSP FAS 115-1 as of January 1, 2006. FSP FAS 115-1 nullifies the guidance in paragraphs 10-18 of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and references existing other-than-temporary impairment guidance. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for income recognition on an impaired debt security. The adoption of FSP FAS 115-1 was required on a prospective basis and did not have a material effect on the results of operations or financial position of the Company.

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

Pending accounting standards

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”)

In September 2006, the FASB issued SFAS No. 157 which redefines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The effects of adoption will be determined by the types of instruments carried at fair value in the Company’s financial statements at the time of adoption as well as the methods utilized to determine their fair values prior to adoption. Based on the Company’s current use of fair value measurements, SFAS No. 157 is not expected to have a material effect on the results of operations or financial position of the Company.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”)

In February 2007, the FASB issued SFAS No. 159 which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users’ understanding of a reporting entity’s choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after
November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. Because application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS No. 159 would be applied, which have yet to be determined.

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

The effects of reinsurance on premiums and contract charges are as follows:

	Three months ended March 31,
	2007	2006
(in thousands)
Premiums and contract charges
Direct	$246,636	$220,164
Assumed - non-affiliate	1,918	2,021
Ceded
Affiliate	(151,434)	(124,880)
Non-affiliate	(97,120)	(97,305)
Premiums and contract charges, net of reinsurance	$—	$—

The effects of reinsurance on interest credited to contractholder funds, contract benefits and substantially all expenses are as follows:

	Three months ended March 31,
	2007	2006
(in thousands)
Interest credited to contractholder funds, contract benefits and expenses
Direct	$455,603	$480,157
Assumed - non-affiliate	2,724	2,050
Ceded
Affiliate	(349,426)	(359,951)
Non-affiliate	(108,901)	(122,256)
Interest credited to contractholder funds, contract benefits and expenses, net of reinsurance	$—	$—

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

The aggregate liability balance related to all guarantees was not material as of March 31, 2007.

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

AIC is defending certain matters relating to its agency program reorganization announced in 1999. These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws (the “EEOC I” suit) and a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act (“ADEA”), breach of contract and ERISA violations (the “Romero I” suit). In March 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer. The court also ordered that an agent who voids the release must return to AIC “any and all benefits received by the [agent] in exchange for signing the release.”  The court also stated that, “on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order and on January 16, 2007, the judge denied their request. On March 21, 2007, the judge entered a memorandum and order tentatively indicating that he intends to dismiss most or all of the claims asserted in the consolidated EEOC I and Romero I litigation. The case otherwise remains pending. The EEOC also filed another lawsuit in October 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the “EEOC II” suit). In EEOC II, in October 2006, the court granted partial summary judgment to the EEOC. Although the court did not determine that AIC was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether AIC had reasonable factors other than age to support the rehire policy. AIC’s petitions for interlocutory review of the trial court’s summary judgment order were granted. AIC’s interlocutory appeal is now pending in the Court of Appeals for the Eighth Circuit. AIC is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization. These plaintiffs have asserted breach of contract and ERISA claims. A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue. These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in April 2005. On March 21, 2007, trial judge entered a memorandum and order tentatively indicating that he intends to dismiss most or all of the claims asserted in this case. In all of these various matters, plaintiffs seek compensatory and punitive damages, and equitable relief. AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization. The outcome of these disputes is currently uncertain.

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

4.     Other Comprehensive Income

The components of other comprehensive income (loss) on a pretax and after-tax basis are as follows:

	Three months ended March 31,
(in thousands)	2007			2006
			After-			After-
	Pretax	Tax	tax	Pretax	Tax	tax

Unrealized holding gains (losses) arising during the period	$937	$(328)	$609	$(5,377)	$1,882	$(3,495)
Less: reclassification adjustment of realized capital gains and losses	—	—	—	—	—	—
Other comprehensive income (loss)	$937	$(328)	609	$(5,377)	$1,882	(3,495)

Net income			2,332			2,206

Comprehensive income (loss)			$2,941			$(1,289)

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2007 AND 2006

OVERVIEW

The following discussion highlights significant factors influencing the financial position and results of operations of Lincoln Benefit Life Company (referred to in this document as “we”, “our”, “us”, or the “Company”). It should be read in conjunction with the condensed financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Lincoln Benefit Life Company Annual Report on Form 10-K for 2006. We operate as a single segment entity, based on the manner in which we use financial information to evaluate performance and to determine the allocation of resources.

OPERATIONS

	Three months ended
	March 31,
(in thousands)	2007	2006

Net investment income	$3,584	$3,389
Income tax expense	1,252	1,183
Net income	$2,332	$2,206

We have reinsurance agreements whereby all premiums, contract charges, interest credited to contractholder funds, contract benefits and substantially all expenses are ceded to Allstate Life Insurance Company (“ALIC”) and certain non-affiliated reinsurers, and reflected net of such reinsurance in the Condensed Statements of Operations. Our results of operations for the three months ended March 31, 2007 and 2006 include net investment income and the related tax expense.

On June 1, 2006, ALIC, its subsidiary, Allstate Life Insurance Company of New York, and The Allstate Corporation completed the disposal of substantially all of their variable annuity business pursuant to a definitive agreement with Prudential Financial, Inc. and its subsidiary, The Prudential Insurance Company of America (“collectively Prudential”). The disposal was effected through a combination of coinsurance and modified coinsurance reinsurance agreements.  The Company is not a direct participant in these agreements and its reinsurance agreements with ALIC remain unchanged.

Net income increased $126 thousand to $2.3 million in the first quarter of 2007 from $2.2 million in the same period in the prior year due to higher net investment income, partially offset by higher income tax expense.

Net investment income increased 5.8% in the first quarter of 2007 compared to the same period in 2006 due mostly to higher average portfolio balances in the first quarter of 2007 compared to same period in the prior year.

FINANCIAL POSITION

(in thousands)	March 31,	December 31,
	2007	2006
Fixed income securities (1)	$272,504	$268,058
Short-term	8,037	8,264
Total investments	$280,541	$276,322

Cash	$11,187	$23,352

Reinsurance recoverable from ALIC	19,141,366	19,131,870

Reinsurance recoverable from non-affiliates	1,246,048	1,203,864

Contractholder funds	18,195,417	18,195,622

Reserve for life-contingent contract benefits	2,169,171	2,126,455

Separate Accounts assets and liabilities	3,099,663	3,097,550

(1)          Fixed income securities are carried at fair value. Amortized cost basis for these securities was $271.8 million and $268.3 million at March 31, 2007 and December 31, 2006, respectively.

Total investments increased to $280.5 million in the first quarter of 2007 as a result of the investment of operating cash flows and net unrealized capital gains on fixed income securities at March 31, 2007 compared to net unrealized capital losses at December 31, 2006.

At March 31, 2007, all securities in the fixed income securities portfolio were rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from Standards and Poor’s (“S&P”), Fitch or Dominion or a rating of aaa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.

The unrealized net capital gains on fixed income securities at March 31, 2007 were $664 thousand, compared to unrealized net capital losses of $273 thousand at December 31, 2006. The net unrealized gains were comprised of $4.5 million of unrealized gains and $3.8 million of unrealized losses at March 31, 2007. The net unrealized losses at December 31, 2006 were comprised of $4.6 million of unrealized losses and $4.3 million of unrealized gains.

Of the gross unrealized losses at March 31, 2007, $1.8 million or 46.3% were related to securities in our corporate fixed income securities portfolio and are believed to be primarily related to company specific issues or rising interest rates. These losses were primarily comprised of losses on securities in the capital goods, consumer goods and transportation sectors. Of the remaining $2.0 million of unrealized losses, $1.1 million or 54.4% were related to securities in our U.S. government and government agencies portfolio and are believed to be interest rate related.

Our portfolio monitoring process identifies and evaluates, on a case-by-case basis, fixed income securities whose carrying value may be other-than-temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults. The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list. As a result of approved programs involving the disposition of investments such as changes in duration and revisions to strategic asset allocations, and certain dispositions anticipated by portfolio managers, we also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery. All securities in an unrealized loss position at March 31, 2007 were included in our portfolio monitoring process wherein it was determined that the declines in value were not other-than-temporary.

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

As of March 31, 2007 and December 31, 2006, we had no securities categorized as “problem”, “restructured” or “potential problem.”

Reinsurance recoverable, Contractholder funds and Reserve for life-contingent contract benefits

Contractholder funds increased slightly in the first quarter of 2007 as new and additional deposits on fixed annuities and interest-sensitive life products, and interest credited to contractholder funds were almost entirely offset by surrenders, withdrawals and benefit payments. The reserve for life-contingent contract benefits increased $42.7 million to $2.17 billion at March 31, 2007 resulting from sales of immediate annuities with life contingencies and other life-contingent products, partially offset by benefits paid and policy lapses. Reinsurance recoverable from ALIC and reinsurance recoverable from non-affiliates increased correspondingly by $9.5 million and $42.2 million, respectively.

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

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity. The following table summarizes our capital resources:

(in thousands)	March 31, 2007	December 31, 2006
Common stock, additional capital paid-in and retained income	$279,136	$276,804
Accumulated other comprehensive income (loss)	431	(178)
Total shareholder’s equity	$279,567	$276,626

Shareholder’s equity increased in the first quarter of 2007 due to net income and net unrealized capital gains on fixed income securities at March 31, 2007 compared to net unrealized losses at December 31, 2006.

Financial Ratings and Strength We share the insurance financial strength ratings of our parent, ALIC, as our business is reinsured to ALIC. ALIC’s ratings are influenced by many factors including operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage, AIC’s ratings and other factors. There have been no changes to ALIC’s insurance financial strength ratings since December 31, 2006.

As described in Note 1 to the Condensed Financial Statements, in accordance with Financial Accounting Standards Board Interpretation No.48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), the Company had no liability for unrecognized tax benefits at January 1, 2007, and does not believe that it is reasonable possible that this balance will significantly change within the next 12 months.

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

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. Risk factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the Securities and Exchange Commission, and those incorporated by reference in Part I, Item 1A of Lincoln Benefit Life Company Annual Report on Form 10-K for 2006.

The change in our unrecognized tax benefit during the next 12 months is subject to uncertainty.

As required by Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which was adopted as of January 1, 2007, we have disclosed that the Company had no liability for unrecognized tax benefits at January 1, 2007 and does not believe that it is reasonably possible that this balance will significantly change within the next 12 months. We believe that this estimate has been appropriately established based on available facts and information, however, actual results may differ from our estimate for reasons such as changes in our position on specific issues, developments with respect to the governments’ interpretations of income tax laws or changes in judgment resulting from new information obtained in audits or the appeals process.

Item 6. Exhibits

(a)  Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lincoln Benefit Life Company

(Registrant)

May 7, 2007

	By	/s/ Samuel H. Pilch

Samuel H. Pilch
(Controller)

Exhibit No.	Description

31.1	Rule 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1