Form 10-Q
period 2007-06-30
LINCOLN BENEFIT LIFE CO
filed 2007-08-07
CIK 910739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of August 6, 2007, the Registrant had 25,000 common shares, $100 par value, outstanding, all of which are held by Allstate Life Insurance Company.

LINCOLN BENEFIT LIFE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenues
Net investment income	$3,549	$3,568	$7,133	$6,957
Realized capital gains and losses	(405)	(847)	(405)	(847)

Income from operations before income tax expense	3,144	2,721	6,728	6,110
Income tax expense	1,098	950	2,350	2,133
Net income	$2,046	$1,771	$4,378	$3,977

See notes to condensed financial statements.

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
($ in thousands, except par value data)	2007	2006
	(Unaudited)

Assets
Investments
Fixed income securities, at fair value (amortized cost $259,474 and $268,331)	$255,556	$268,058
Short-term	23,087	8,264
Total investments	278,643	276,322

Cash	11,954	23,352
Reinsurance recoverable from Allstate Life Insurance Company	19,117,568	19,131,870
Reinsurance recoverable from non-affiliates	1,317,960	1,203,864
Receivable from affiliates	—	24,990
Deferred income taxes	1,140	—
Other assets	99,962	104,971
Separate Accounts	3,191,507	3,097,550
Total assets	$24,018,734	$23,862,919

Liabilities
Contractholder funds	$18,180,915	$18,195,622
Reserve for life-contingent contract benefits	2,231,971	2,126,455
Current income taxes payable	6,762	4,412
Unearned premiums	24,775	25,935
Deferred income taxes	—	135
Payable to affiliates, net	5,631	—
Other liabilities and accrued expenses	98,538	136,184
Separate Accounts	3,191,507	3,097,550
Total liabilities	23,740,099	23,586,293

Commitments and Contingent Liabilities (Note 3)

Shareholder’s equity
Common stock, $100 par value, 30 thousand shares authorized, 25 thousand shares issued and outstanding	2,500	2,500
Additional capital paid-in	180,000	180,000
Retained income	98,682	94,304
Accumulated other comprehensive income:
Unrealized net capital gains and losses	(2,547)	(178)
Total accumulated other comprehensive income	(2,547)	(178)
Total shareholder’s equity	278,635	276,626
Total liabilities and shareholder’s equity	$24,018,734	$23,862,919

See notes to condensed financial statements.

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2007	2006
	(Unaudited)

Cash flows from operating activities
Net income	$4,378	$3,977
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	45	247
Realized capital gains and losses	405	847
Changes in:
Reserve for life-contingent contract benefits and contractholder funds, net of reinsurance recoverables	(8,985)	3,062
Income taxes payable	2,350	2,133
Receivable/payable to affiliates, net	30,621	19,413
Other operating assets and liabilities	(33,797)	4,495
Net cash (used in) provided by operating activities	(4,983)	34,174

Cash flows from investing activities

Fixed income securities
Proceeds from sales	5,176	10,877
Investment collections	11,164	6,790
Investment purchases	(8,013)	(20,370)
Change in short-term investments	(14,742)	(4,704)
Net cash used in investing activities	(6,415)	(7,407)

Net (decrease) increase in cash	(11,398)	26,767
Cash at beginning of period	23,352	8,349
Cash at end of period	$11,954	$35,116

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

The condensed financial statements and notes as of June 30, 2007, and for the three-month and six-month periods ended June 30, 2007 and 2006, are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Adopted accounting standards

Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”)

 In October 2005, the American Institute of Certified Pubic Accountants (“AICPA”) issued SOP 05-1. SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those set forth in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs through the exchange of an existing contract for a new contract, or by amendment, endorsement or rider to an existing contract, or by the election of a feature or coverage within an existing contract. In February 2007, the AICPA issued Technical Practice Aids (“TPAs”) that provide interpretive guidance to be used in applying the SOP 05-1. The Company adopted the provisions of SOP 05-1 on January 1, 2007, for internal replacements occurring in fiscal years beginning after December 15, 2006. The impact resulting from the adoption of SOP 05-1 was ceded to ALIC under the terms of the reinsurance agreements.

Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”)

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities. The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities. On January 1, 2007, the Company adopted the provisions of FIN 48, which are effective for fiscal years beginning after December 15, 2006. No cumulative effect of a change in accounting principle or adjustment to the liability for unrecognized tax benefits was recognized as a result of the adoption of FIN 48. Accordingly, the adoption of FIN 48 did not have an effect on the results of operations or financial position of the Company.

The Company had no liability for unrecognized tax benefits at January 1, 2007 or June 30, 2007, and believes it is reasonably possible that the liability balance will not significantly increase or decrease within the next 12 months.

The Internal Revenue Service (“IRS”) completed its review of the Company’s federal income tax returns through the 2002 tax year and the statute of limitations has expired on those years. The IRS is currently examining the Company’s federal income tax returns for the 2003 and 2004 tax years.

Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”)

In September 2006, the SEC issued SAB 108 to eliminate the diversity of practice in the process by which misstatements are quantified for purposes of assessing materiality on the financial statements. SAB 108 is intended to eliminate the potential for the build up of improper amounts on the balance sheet due to the limitations of certain methods of materiality assessment utilized in current practice. SAB 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. On December 31, 2006, the Company adopted the provisions of SAB 108 which were effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have any effect on its results of operations or financial position.

FASB Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1”)

FSP FAS 115-1 nullifies the guidance in paragraphs 10-18 of Emerging Issues Task Force Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and references existing other-than-temporary impairment guidance. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for income recognition on an impaired debt security. The Company adopted FSP FAS 115-1 as of January 1, 2006 on a prospective basis. The effect of adoption did not have a material effect on the results of operations or financial position of the Company.

SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”)

SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise promulgated. The Company adopted SFAS No. 154 on January 1, 2006. The adoption of SFAS No. 154 did not have any effect on the results of operations or financial position of the Company.

Pending accounting standards

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”)

In September 2006, the FASB issued SFAS No. 157 which redefines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. Additional disclosures and modifications to current fair value disclosures will be required upon adoption of SFAS No. 157. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effects of adoption of SFAS No. 157 on its results of operations and financial position.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”)

In February 2007, the FASB issued SFAS No. 159 which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of financial assets and liabilities. The standard also requires additional information to aid financial statement users’ understanding of the impact of a reporting entity’s decision to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. Because application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS No. 159 would be applied, which have yet to be determined.

SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies (the “Guide”) and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies–SOP 07-1 (“SOP 07- 1”)

In June 2007, the AICPA issued SOP 07-1. Upon adoption of the SOP, the Company must also adopt the provisions of FASB Staff Position No. FIN 46(R)-7, “Application of FASB Interpretation No. 46(R) to Investment Companies”, which permanently exempts investment companies from applying the provisions of Interpretation 46(R) to investments carried at fair value. SOP 07-1 provides guidance for determining whether an entity falls within the scope of the Guide and whether investment company accounting should be retained by a parent company upon consolidation of an investment company or by an equity method investor in an investment company. In certain circumstances SOP 07-1 precludes retention of specialized accounting for investment companies (i.e. fair value accounting), when similar direct investments exist in the consolidated group and are measured on a basis inconsistent with that applied to investment companies. Additionally, SOP 07-1 precludes retention of specialized accounting for investment companies if the reporting entity does not distinguish through documented policies the nature and type of investments to be held in the investment companies from those made in the consolidated group where other accounting guidance is being applied. SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007. The Company is assessing the current and future implications of this standard to the results of operations and financial position.

FASB Staff Position No. 39-1 Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”)

In April 2007, the FASB issued FSP FIN 39-1, which amends FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”. FSP FIN 39-1 replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” and permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The effects of applying FSP FIN 39-1 will be recorded as a change in accounting principle through retrospective application. The adoption of FSP FIN 39-1 is not expected to have a material impact on the Company’s results of operations or financial position based on the current level of derivative activity.

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

The effects of reinsurance on premiums and contract charges are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
(in thousands)

Premiums and contract charges
Direct	$254,267	$233,381	$500,903	$453,545
Assumed-non-affiliate	2,179	2,900	4,097	4,921
Ceded
Affiliate	(153,682)	(140,091)	(305,116)	(264,971)
Non-affiliate	(102,764)	(96,190)	(199,884)	(193,495)
Premiums and contract charges, net of reinsurance	$—	$—	$—	$—

The effects of reinsurance on interest credited to contractholder funds, contract benefits and substantially all expenses are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
(in thousands)

Interest credited to contractholder funds, contract benefits and expenses
Direct	$553,466	$419,324	$1,009,069	$899,481
Assumed-non-affiliate	2,916	2,827	5,640	4,877
Ceded
Affiliate	(400,948)	(316,823)	(750,374)	(676,774)
Non-affiliate	(155,434)	(105,328)	(264,335)	(227,584)
Interest credited to contractholder funds, contract benefits and expenses, net of reinsurance	$—	$—	$—	$—

3. Guarantees and Contingent Liabilities

Guarantees

In the normal course of business, the Company provides standard indemnifications to counterparties in contracts in connection with numerous transactions, including acquisitions and divestitures. The types of indemnifications typically provided include indemnifications for breaches of representations and warranties, taxes and certain other liabilities, such as third party lawsuits. The indemnification clauses are often standard contractual terms and are entered into in the normal course of business based on an assessment that the risk of loss would be remote. The terms of the indemnifications vary in duration and nature. In many cases, the maximum obligation is not explicitly stated and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur. Consequently, the maximum amount of the obligation under such indemnifications is not determinable. Historically, the Company has not made any material payments pursuant to these obligations.

The aggregate liability balance related to all guarantees was not material as of June 30, 2007.

Regulation

The Company is subject to changing social, economic and regulatory conditions. From time to time, regulatory authorities or legislative bodies seek to impose additional regulations regarding agent and broker compensation and otherwise expand overall regulation of insurance products and the insurance industry. The ultimate changes and eventual effects of these initiatives on the Company’s business, if any, are uncertain.

Legal and regulatory proceedings and inquiries

Background

The Company and certain affiliates are involved in a number of lawsuits, regulatory inquiries, and other legal proceedings arising out of various aspects of its business. As background to the “Proceedings” sub-section below, please note the following:

•                  These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including the underlying facts of each matter; novel legal issues; variations between jurisdictions in which matters are being litigated, heard or investigated; differences in applicable laws and judicial interpretations; the length of time before many of these matters might be resolved by settlement, through litigation or otherwise and, in some cases, the timing of their resolutions relative to other similar matters involving other companies; the fact that some of the lawsuits are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined; the fact that some of the lawsuits involve multi-state class actions in which the applicable law(s) for the claims at issue is in dispute and therefore unclear; and the current challenging legal environment faced by large corporations and insurance companies.

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

AIC is defending certain matters relating to its agency program reorganization announced in 1999. These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws (the “EEOC I” suit) and a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act (“ADEA”), breach of contract and ERISA violations (the “Romero I” suit). In March 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer. The court also ordered that an agent who voids the release must return to AIC “any and all benefits received by the [agent] in exchange for signing the release.”  The court also stated that, “on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order and on January 16, 2007, the judge denied their request. On June 20, 2007, the court granted AIC’s motions for summary judgment. The EEOC also filed another lawsuit in October 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the “EEOC II” suit). In EEOC II, in October 2006, the court granted partial summary judgment to the EEOC. Although the court did not determine that AIC was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether AIC had reasonable factors other than age to support the rehire policy. AIC’s petitions for interlocutory review of the trial court’s summary judgment order were granted. AIC’s interlocutory appeal is now pending in the Court of Appeals for the Eighth Circuit. AIC is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization. These plaintiffs have asserted breach of contract and ERISA claims. A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue. These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in April 2005. On June 20, 2007, the court granted AIC’s motion to dismiss the case. In all of these various matters, plaintiffs seek compensatory and punitive damages, and equitable relief. AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization. The outcome of these disputes is currently uncertain.

Other Matters

Various other legal, governmental, and regulatory actions, including state market conduct exams, and other governmental and regulatory inquiries are currently pending that involve the Company and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the target of a number of lawsuits and proceedings, some of which involve claims for substantial or indeterminate amounts. These actions are based on a variety of issues and target a range of the Company’s practices. The outcome of these disputes is currently unpredictable. However, based on information currently known to it and the existence of the reinsurance agreements with ALIC, management believes that the ultimate outcome of all matters described in this “Other Matters” subsection in excess of amounts currently reserved, as they are resolved over time is not likely to have a material effect on the operating results, cash flows or financial condition of the Company.

4. Other Comprehensive Income

The components of other comprehensive (loss) income on a pretax and after-tax basis are as follows:

	Three Months Ended June 30,
(in thousands)	2007			2006
			After-			After-
	Pretax	Tax	tax	Pretax	Tax	tax

Unrealized holding losses arising during the period	$(4,987)	$1,746	$(3,241)	$(3,306)	$1,157	$(2,149)
Less: reclassification adjustment of realized capital gains and losses	(405)	142	(263)	(832)	291	(541)
Other comprehensive loss	$(4,582)	$1,604	(2,978)	$(2,474)	$866	(1,608)
Net income			2,046			1,771
Comprehensive (loss) income			$(932)			$163

	Six Months Ended June 30,
(in thousands)	2007			2006
			After-			After-
	Pretax	Tax	Tax	Pretax	Tax	Tax

Unrealized holding losses arising during the period	$(4,050)	$1,418	$(2,632)	$(8,683)	$3,039	$(5,644)
Less: reclassification adjustment of realized capital gains and losses	(405)	142	(263)	(832)	291	(541)
Other comprehensive loss	$(3,645)	$1,276	(2,369)	$(7,851)	$2,748	(5,103)
Net income			4,378			3,977
Comprehensive income (loss)			$2,009			$(1,126)

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2007 AND 2006

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

OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006

Net investment income	$3,549	$3,568	$7,133	$6,957
Realized capital gains and losses	(405)	(847)	(405)	(847)
Income tax expense	(1,098)	(950)	(2,350)	(2,133)
Net income	$2,046	$1,771	$4,378	$3,977

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

Net income increased 15.5% in the second quarter and 10.1% in the first six months of 2007 compared to the same periods in 2006. In the second quarter of 2007, the decline in net realized capital losses more than offset the slight decline in net investment income. In the first six months of 2007, increased net income resulted from lower realized capital losses and higher net investment income.

Net investment income decreased 0.5% in the second quarter of 2007 and increased 2.5% in the first six months of 2007 compared to the same periods in the prior year. The slight decline in the second quarter of 2007 was driven primarily by decreased average investment balances, partially offset by slightly higher investment yields. The increase in the first six months of 2007 was the result of incremental income earned on higher short-term investment balances and slightly higher fixed income portfolio yields partially offset by higher investment expenses and lower average fixed income security balances.

Net realized capital losses decreased $442 thousand in both the second quarter and first six months of 2007 when compared to 2006 due to lower net losses recognized in conjunction with the dispositions of fixed income securities.

FINANCIAL POSITION

	June 30,	December 31,
(in thousands)	2007	2006
Fixed income securities (1)	$255,556	$268,058
Short-term	23,087	8,264
Total investments	$278,643	$276,322

Cash	$11,954	$23,352
Reinsurance recoverable from ALIC	19,117,568	19,131,870
Reinsurance recoverable from non-affiliates	1,317,960	1,203,864
Contractholder funds	18,180,915	18,195,622
Reserve for life-contingent contract benefits	2,231,971	2,126,455
Separate Accounts assets and liabilities	3,191,507	3,097,550

(1)	Fixed income securities are carried at fair value. Amortized cost basis for these securities was $259.5 million and $268.3 million at June 30, 2007 and December 31, 2006, respectively.

Total investments increased to $278.6 million at June 30, 2007 from $276.3 million at December 31, 2006 due to purchases of short-term investments partially offset by negative cash flows from operating activities in the first six months of 2007 and higher unrealized capital losses on fixed income securities.

At June 30, 2007, all securities in the fixed income securities portfolio were rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from Standard and Poor’s, Fitch or Dominion or a rating of aaa, aa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.

The unrealized net capital losses on fixed income securities at June 30, 2007 were $3.9 million, compared to unrealized net capital losses of $273 thousand at December 31, 2006. The net unrealized losses were comprised of $6.6 million of unrealized losses and $2.7 million of unrealized gains at June 30, 2007. The unrealized losses at December 31, 2006 were comprised of $4.6 million of unrealized losses and $4.3 million of unrealized gains.

Of the gross unrealized losses at June 30, 2007, $2.4 million or 36.5% were related to securities in our corporate fixed income securities portfolio and are believed to be a result of a rising interest rate environment or company specific issues. These losses were primarily comprised of losses in the capital goods, consumer goods, and transportation sectors. Of the remaining $4.2 million of unrealized losses, $2.2 million or 53.3% were related to securities in our U.S. government and government agencies portfolio and are believed to be interest rate related.

Our portfolio monitoring process identifies and evaluates, on a case-by-case basis, fixed income securities whose carrying value may be other-than-temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults. The securities identified, and other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list. We also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery as a result of approved programs involving the disposition of investments such as changes in duration, revisions to strategic asset allocations and liquidity actions, as well as certain dispositions anticipated by portfolio managers. All securities in an unrealized loss position at June 30, 2007 were included in our portfolio monitoring process for determining which declines in value were not other-than-temporary.

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

As of June 30, 2007 and December 31, 2006, we had no securities categorized as “problem”, “restructured” or “potential problem”.

Net Realized Capital Gains and Losses The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006

Dispositions	$(405)	$(847)	$(405)	$(847)
Realized capital gains and losses, pretax	(405)	(847)	(405)	(847)
Income tax benefit	142	296	142	296
Realized capital gains and losses, after-tax	$(263)	$(551)	$(263)	$(551)

Dispositions in the above table may include sales, losses recognized in anticipation of dispositions and other transactions such as calls and prepayments. We may sell impaired fixed income securities that were in an unrealized loss position at the previous reporting date in situations where new factors such as negative developments, subsequent credit deterioration, changing liquidity needs, and newly identified market opportunities cause a change in our previous intent to hold a security until recovery or maturity.

Reinsurance recoverable, Contractholder funds and Reserve for life-contingent contract benefits

Contractholder funds decreased $14.7 million to $18.18 billion at June 30, 2007, from $18.20 billion at December 31, 2006 as a result of surrenders, withdrawals and benefit payments, partially offset by new and additional deposits on fixed annuities and interest-sensitive life products. The reserve for life-contingent contract benefits increased $105.5 million to $2.23 billion at June 30, 2007 from $2.13 billion at December 31, 2006 due to sales of immediate annuities with life contingencies and other life-contingent products, partially offset by benefits paid and policy lapses. Reinsurance recoverable from ALIC decreased by $14.3 million and reinsurance recoverable from non-affiliates increased by $114.1 million.

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

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity. The following table summarizes our capital resources:

(in thousands)	June 30, 2007	December 31, 2006
Common stock, additional capital paid-in and retained income	$281,182	$276,804
Accumulated other comprehensive income	(2,547)	(178)
Total shareholder’s equity	$278,635	$276,626

Shareholder’s equity increased in the first six months of 2007, due to net income partially offset by higher net unrealized capital losses on fixed income securities.

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

As described in Note 1 to the Condensed Financial Statements, in accordance with Financial Accounting Standards Board Interpretation No.48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), the Company had no liability for unrecognized tax benefits at January 1 or June 30, 2007. We believe it is reasonably possible that the liability balance will not significantly increase or decrease within the next 12 months.

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

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. Risk factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document (including the risk described below), in our public filings with the Securities and Exchange Commission, and those incorporated by reference in Part I, Item 1A of Lincoln Benefit Life Company Annual Report on Form 10-K for 2006.

The change in our unrecognized tax benefit during the next 12 months is subject to uncertainty.

As required by Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which was adopted as of January 1, 2007, we have disclosed our estimate of net unrecognized tax benefits and the reasonably possible change in its balance during the next 12 months. We believe that this estimate has been appropriately established based on available facts and information, however, actual results may differ from our estimate for reasons such as changes in our position on specific issues, developments with respect to the governments’ interpretations of income tax laws or changes in judgment resulting from new information obtained in audits or the appeals process.

Item 5. Other Information.

On July 23, 2007, the Registrant entered into the Investment Management Agreement among Allstate Investments, LLC and Allstate Insurance Company and The Allstate Corporation and Certain Affiliates effective as of January 1, 2007. Pursuant to the agreement, Allstate Investments, LLC provides investment management services to the Registrant. The Registrant and Allstate Investments, LLC are wholly-owned subsidiaries of The Allstate Corporation. A conformed copy of the agreement, attached hereto as Exhibit 10.1, is incorporated herein by reference.

Item 6. Exhibits

(a) Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lincoln Benefit Life Company

(Registrant)

August 6, 2007

	By	/s/ Samuel H. Pilch

Samuel H. Pilch
(chief accounting officer and duly authorized officer of the registrant)

Exhibit No.	Description

10.1	Investment Management Agreement among Allstate Investments, LLC and Allstate Insurance Company and The Allstate Corporation and Certain Affiliates effective as of January 1, 2007.

31.1	Rule 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1