Form 10-Q
period 2007-09-30
LINCOLN BENEFIT LIFE CO
filed 2007-11-06
CIK 910739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Yes ☐    No ☒

As of November 5, 2007, the Registrant had 25,000 common shares, $100 par value, outstanding, all of which are held by Allstate Life Insurance Company.

LINCOLN BENEFIT LIFE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenues
Net investment income	$3,594	$3,524	$10,727	$10,481
Realized capital gains and losses	—	(408)	(405)	(1,255)

Income from operations before income tax expense	3,594	3,116	10,322	9,226
Income tax expense	1,256	1,089	3,606	3,222
Net income	$2,338	$2,027	$6,716	$6,004

See notes to condensed financial statements.

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,
($ in thousands, except par value data)	2007	2006
	(Unaudited)

Assets
Investments
Fixed income securities, at fair value (amortized cost $268,065 and $268,331)	$269,012	$268,058
Short-term	13,603	8,264
Total investments	282,615	276,322

Cash	13,240	23,352
Reinsurance recoverable from Allstate Life Insurance Company	18,811,560	19,131,870
Reinsurance recoverable from non-affiliates	1,373,050	1,203,864
Receivable from affiliates	40,277	24,990
Other assets	97,142	104,971
Separate Accounts	3,182,314	3,097,550
Total assets	$23,800,198	$23,862,919

Liabilities
Contractholder funds	$17,870,813	$18,195,622
Reserve for life-contingent contract benefits	2,295,652	2,126,455
Current income taxes payable	3,611	4,412
Unearned premiums	24,731	25,935
Deferred income taxes	562	135
Other liabilities and accrued expenses	138,380	136,184
Separate Accounts	3,182,314	3,097,550
Total liabilities	23,516,063	23,586,293

Commitments and Contingent Liabilities (Note 3)

Shareholder’s equity
Common stock, $100 par value, 30 thousand shares authorized, 25 thousand shares issued and outstanding	2,500	2,500
Additional capital paid-in	180,000	180,000
Retained income	101,020	94,304
Accumulated other comprehensive income:
Unrealized net capital gains and losses	615	(178)
Total accumulated other comprehensive income	615	(178)
Total shareholder’s equity	284,135	276,626
Total liabilities and shareholder’s equity	$23,800,198	$23,862,919

See notes to condensed financial statements.

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
($ in thousands)	2007	2006
	(Unaudited)

Cash flows from operating activities
Net income	$6,716	$6,004
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization and other non-cash items	(13)	354
Realized capital gains and losses	405	1,255
Changes in:
Reserve for life-contingent contract benefits and contractholder funds, net of reinsurance recoverables	(4,488)	(3,655)
Income taxes payable	(801)	(1,547)
Receivable/payable to affiliates, net	(15,287)	(21,437)
Other operating assets and liabilities	8,821	24,150
Net cash (used in) provided by operating activities	(4,647)	5,124

Cash flows from investing activities

Fixed income securities
Proceeds from sales	5,176	10,735
Investment collections	12,505	12,358
Investment purchases	(17,982)	(30,884)
Change in short-term investments	(5,164)	1,211
Net cash used in investing activities	(5,465)	(6,580)

Net decrease in cash	(10,112)	(1,456)
Cash at beginning of period	23,352	8,349
Cash at end of period	$13,240	$6,893

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

The condensed financial statements and notes as of September 30, 2007, and for the three-month and nine-month periods ended September 30, 2007 and 2006 are unaudited.  The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Adopted accounting standards

Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”)

In October 2005, the American Institute of Certified Pubic Accountants (“AICPA”) issued SOP 05-1.   SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those set forth in Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”.  SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement or rider to an existing contract, or by the election of a feature or coverage within an existing contract.  In February 2007, the AICPA issued Technical Practice Aids (“TPAs”) that provide interpretive guidance to be used in applying SOP 05-1.  The Company adopted the provisions of SOP 05-1 on January 1, 2007, for internal replacements occurring in fiscal years beginning after December 15, 2006.  The adoption of SOP 05-1 did not have any effect on the results of operations or financial position of the Company.

Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities.  The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities.  On January 1, 2007, the Company adopted the provisions of FIN 48, which were effective for fiscal years beginning after December 15, 2006. No cumulative effect of a change in accounting principle or adjustment to the liability for unrecognized tax benefits was recognized as a result of the adoption of FIN 48.  Accordingly, the adoption of FIN 48 did not have an effect on the results of operations or financial position of the Company.

The Company had no liability for unrecognized tax benefits at January 1, 2007 or September 30, 2007, and believes it is reasonably possible that the liability balance will not significantly increase or decrease within the next 12 months.

The Internal Revenue Service (“IRS”) has completed its examination of the Company’s federal income tax returns for 2003-2004.  The Company’s tax years prior to 2003 have been examined by the IRS and the statute of limitations has expired on those years.

Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”)

In September 2006, the SEC issued SAB 108 to eliminate the diversity of practice in the process by which misstatements are quantified for purposes of assessing their materiality in the financial statements.  SAB 108 is intended to eliminate the potential for the build up of improper amounts on the balance sheet due to limitations of certain methods of materiality assessment utilized in current practice.  SAB 108 establishes a single quantification framework wherein the significance determination is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures.  On December 31, 2006, the Company adopted the provisions of SAB 108 which were effective for the first fiscal year ending after November 15, 2006.  The adoption of SAB 108 did not have any effect on the results of operations or financial position of the Company.

FASB Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1”)

FSP FAS 115-1 nullifies the guidance in paragraphs 10-18 of Emerging Issues Task Force Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and references existing other-than-temporary impairment guidance.  FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent income recognition  for impaired debt securities.  The Company adopted FSP FAS 115-1 as of January 1, 2006 on a prospective basis.  The effect of adoption did not have a material effect on the results of operations or financial position of the Company.

SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No.  154”)

SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”.  SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise not required.  The Company adopted SFAS No. 154 on January 1, 2006.  The adoption of SFAS No. 154 did not have any effect on the results of operations or financial position of the Company.

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

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”)

In February 2007, the FASB issued SFAS No. 159 which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and financial liabilities, including most insurance contracts, at fair value.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement alternatives for similar types of financial assets and liabilities.  The standard also requires additional information to aid financial statement users’ understanding of the impacts of a reporting entity’s decision to use fair value on its earnings and also requires entities to display, on the face of the statement of financial position, the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value.  SFAS No. 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007.  Because application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS No. 159 would be applied, which have yet to be determined by the Company.

SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies (“the Guide”) and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07- 1”)

In June 2007, the AICPA issued SOP 07-1.  Upon adoption of the SOP, the Company must also adopt the provisions of FASB Staff Position No. FIN 46(R)-7, “Application of FASB Interpretation No. 46(R) to Investment Companies”, which permanently exempts investment companies from applying the provisions of Interpretation 46(R) to investments carried at fair value.  SOP 07-1 provides guidance for determining whether an entity falls within the scope of the Guide and whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary or by an equity method investor in an investment company.  In certain circumstances SOP 07-1 precludes retention of specialized accounting for investment companies (i.e. fair value accounting), when similar direct investments exist in the consolidated group and are measured on a basis inconsistent with that applied to investment companies.  Additionally, SOP 07-1 precludes retention of specialized accounting for investment companies if the reporting entity does not distinguish, through documented policies, the nature and type of investments to be held in the investment companies from those made in the consolidated group where other accounting guidance is being applied.  SOP 07-1 was to be effective for fiscal years beginning on or after December 15, 2007, however the FASB voted in October 2007 to delay the effective date.  A revised effective date for SOP 07-1 is not yet available.  The Company is assessing the current and future implications of this standard on its results of operations and financial position.

FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”)

In April 2007, the FASB issued FSP FIN 39-1, which amends FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”.  FSP FIN 39-1 replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” and requires a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position.  FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted.  The effects of applying FSP FIN 39-1 will be recorded as a change in accounting principle through retrospective application.  The adoption of FSP FIN 39-1 is not expected to have a material impact on the Company’s results of operations or financial position based on the current level of derivative activity.

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

The effects of reinsurance on premiums and contract charges are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
(in thousands)
Premiums and contract charges
Direct	$260,836	$237,789	$761,739	$691,334
Assumed-non-affiliate	2,394	1,133	6,491	6,054
Ceded
Affiliate	(154,294)	(136,098)	(459,410)	(401,069)
Non-affiliate	(108,936)	(102,824)	(308,820)	(296,319)
Premiums and contract charges, net of reinsurance	$—	$—	$—	$—

The effects of reinsurance on interest credited to contractholder funds, contract benefits and substantially all expenses are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
(in thousands)
Interest credited to contractholder funds, contract benefits and expenses
Direct	$512,083	$521,165	$1,521,152	$1,420,646
Assumed-non-affiliate	2,430	1,829	8,070	6,706
Ceded
Affiliate	(367,732)	(392,321)	(1,118,106)	(1,069,095)
Non-affiliate	(146,781)	(130,673)	(411,116)	(358,257)
Interest credited to contractholder funds, contract benefits and expenses, net of reinsurance	$—	$—	$—	$—

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

The aggregate liability balance related to all guarantees was not material as of September 30, 2007.

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

Legal and regulatory proceedings and inquiries

Background

The Company and certain affiliates are involved in a number of lawsuits, regulatory inquiries, and other legal proceedings arising out of various aspects of its business.  As background to the “Proceedings” subsection below, please note the following:

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

•                  The outcome on these matters may also be affected by decisions, verdicts, and settlements, and the timing of such decisions, verdicts, and settlements, in other individual and class action lawsuits that involve the Company, other insurers, or other entities and by other legal, governmental, and regulatory actions that involve the Company, other insurers, or other entities.

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

•                  For the reasons specified above, it is often not possible to make meaningful estimates of the amount or range of loss that could result from the matters described below in the “Proceedings” subsection.  The Company reviews these matters on an ongoing basis and follows the provisions of SFAS No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions.  When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

•                  Due to the complexity and scope of the matters disclosed in the “Proceedings” subsection below and the many uncertainties that exist, the ultimate outcome of these matters cannot be reasonably predicted.  In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period.  However, based on information currently known to it, management believes that the ultimate outcome of all matters described below as they are resolved over time is not likely to have a material adverse effect on the financial position of the Company.

Proceedings

Legal proceedings involving Allstate agencies and AIC may impact the Company, even when the Company is not directly involved, because the Company sells its products through a variety of distribution channels including Allstate agencies. Consequently, information about the more significant of these proceedings is provided in the following paragraph.

AIC is defending certain matters relating to its agency program reorganization announced in 1999.  These matters are in various stages of development.

•                  These matters include a lawsuit filed in 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws (the “EEOC I” suit) and a class action filed in 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act (“ADEA”), breach of contract and ERISA violations (the “Romero I” suit).   In 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer.  The court also ordered that an agent who voids the release must return to AIC “any and all benefits received by the [agent] in exchange for signing the release.”  The court also stated that, “on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order and in January 2007, the judge denied their request.  In June 2007, the court granted AIC’s motions for summary judgment.

•                  The EEOC also filed another lawsuit in 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the “EEOC II” suit).  In EEOC II, in 2006, the court granted partial summary judgment to the EEOC.  Although the court did not determine that AIC was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether AIC had reasonable factors other than age to support the rehire policy.   AIC’s interlocutory appeal of the trial court’s summary judgment order is now pending in the United States Court of Appeals for the Eighth Circuit.

•                  AIC is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization.  These plaintiffs have asserted breach of contract and ERISA claims.  The court approved the form of class notice in October 2007 and set a December 2007 deadline for filing dispositive motions.

•                  A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue.  These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes.  This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in 2005.  In June 2007, the court granted AIC’s motion to dismiss the case.

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

4.   Other Comprehensive Income

The components of other comprehensive income (loss) on a pretax and after-tax basis are as follows:

	Three Months Ended September 30,
(in thousands)	2007			2006
			After-			After-
	Pretax	Tax	tax	Pretax	Tax	tax

Unrealized holding gains arising during the period	$4,865	$(1,703)	$3,162	$6,450	$(2,257)	$4,193
Less: reclassification adjustment of realized capital gains and losses	—	—	—	(408)	143	(265)
Other comprehensive income	$4,865	$(1,703)	3,162	$6,858	$(2,400)	4,458
Net income			2,338			2,027
Comprehensive income			$5,500			$6,485

	Nine Months Ended September 30,
(in thousands)	2007			2006
			After-			After-
	Pretax	Tax	Tax	Pretax	Tax	Tax

Unrealized holding gains (losses) arising during the period	$815	$(285)	$530	$(2,233)	$782	$(1,451)
Less: reclassification adjustment of realized capital gains and losses	(405)	142	(263)	(1,240)	434	(806)
Other comprehensive income (loss)	$1,220	$(427)	793	$(993)	$348	(645)
Net income			6,716			6,004
Comprehensive income			$7,509			$5,359

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006

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

OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

Net investment income	$3,594	$3,524	$10,727	$10,481
Realized capital gains and losses	—	(408)	(405)	(1,255)
Income tax expense	(1,256)	(1,089)	(3,606)	(3,222)
Net income	$2,338	$2,027	$6,716	$6,004

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

On June 1, 2006, ALIC, its subsidiary, Allstate Life Insurance Company of New York, and The Allstate Corporation completed the disposal of substantially all of their variable annuity business pursuant to a definitive agreement with Prudential Financial, Inc. and its subsidiary, The Prudential Insurance Company of America (collectively “Prudential”). The disposal was effected through a combination of coinsurance and modified coinsurance reinsurance agreements.  The Company is not a direct participant in this agreement and its reinsurance agreements with ALIC remain unchanged.

Net income increased 15.3% and 11.9% in the third quarter and the first nine months of 2007, respectively, compared to the same periods in 2006.  The increases in both periods were due to lower net realized capital losses and higher net investment income.

Net investment income increased 2.0% and 2.3% in the third quarter and first nine months of 2007, respectively, compared to the same periods of 2006 due primarily to higher invested asset balances.

Net realized capital losses decreased $408 thousand and $850 thousand in the third quarter and first nine months of 2007, respectively, when compared to the same periods in 2006 due to lower losses on dispositions of fixed income securities.

FINANCIAL POSITION

	September 30,	December 31,
(in thousands)	2007	2006
Fixed income securities (1)	$269,012	$268,058
Short-term	13,603	8,264
Total investments	$282,615	$276,322

Cash	$13,240	$23,352
Reinsurance recoverable from ALIC	18,811,560	19,131,870
Reinsurance recoverable from non-affiliates	1,373,050	1,203,864
Contractholder funds	17,870,813	18,195,622
Reserve for life-contingent contract benefits	2,295,652	2,126,455
Separate Accounts assets and liabilities	3,182,314	3,097,550

(1)   Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $268.1 million and $268.3 million at September 30, 2007 and December 31, 2006, respectively.

Total investments increased to $282.6 million at September 30, 2007 from $276.3 million at December 31, 2006 due to purchases of short-term investments and, to a lesser extent, net unrealized capital gains on fixed income securities as of September 30, 2007 compared to net unrealized capital losses as of December 31, 2006, partially offset by negative cash flows from operating activities in the first nine months of 2007.

At September 30, 2007, all securities in the fixed income portfolio were rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from Standards and Poor’s (“S&P”), Fitch or Dominion; or a rating of aaa, aa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.

The unrealized net capital gains on fixed income securities at September 30, 2007 were $947 thousand, compared to unrealized net capital losses of $273 thousand at December 31, 2006.  The net unrealized gains were comprised of $4.5 million of unrealized gains and $3.6 million of unrealized losses at September 30, 2007.  The unrealized losses at December 31, 2006 were comprised of $4.6 million of unrealized losses and $4.3 million of unrealized gains.

Of the gross unrealized losses at September 30, 2007, $1.9 million or 53.1% were related to securities in our corporate fixed income securities portfolio and are believed to be primarily interest rate related.  These losses were primarily comprised of losses in the consumer goods, capital goods, transportation and utilities sectors.  Of the remaining $1.7 million of unrealized losses, $806 thousand or 48.0% were related to mortgage-backed securities and $505 thousand or 30.1% were related to securities in our U.S. government and government agencies portfolio. The unrealized losses related to mortgage-backed securities are believed to be the result of liquidity declines in the financial markets and the unrealized losses related to our U.S. government and government agencies portfolio are believed to be interest rate related.

Our portfolio monitoring process identifies and evaluates, on a case-by-case basis, fixed income securities whose carrying value may be other-than-temporarily impaired.  The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults.  The securities identified, and other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list.  We also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery as a result of approved programs involving the disposition of investments such as changes in duration, revisions to strategic asset allocations and liquidity actions, as well as certain dispositions anticipated by portfolio managers.  All securities in an unrealized loss position at September 30, 2007 were included in our portfolio monitoring process for determining which declines in value were not other-than-temporary.

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

As of September 30, 2007 and December 31, 2006, we had no securities categorized as “problem”, “restructured” or “potential problem”.

Net Realized Capital Gains and Losses The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

Dispositions	$—	$(408)	$(405)	$(1,255)
Realized capital gains and losses, pretax	—	(408)	(405)	(1,255)
Income tax benefit	—	143	142	439
Realized capital gains and losses, after-tax	$—	$(265)	$(263)	$(816)

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

Reinsurance recoverable, Contractholder funds and Reserve for life-contingent contract benefits

Contractholder funds decreased $324.8 million to $17.87 billion at September 30, 2007, from $18.20 billion at December 31, 2006 as a result of new and additional deposits on fixed annuities and interest-sensitive life products and interest credited to contractholder funds being more than offset by surrenders, withdrawals and benefit payments.  The reserve for life-contingent contract benefits increased $169.2 million to $2.30 billion at September 30, 2007 resulting from sales of immediate annuities with life contingencies and other life-contingent products, partially offset by benefits paid and policy lapses.  Reinsurance recoverable from ALIC decreased $320.3 million and reinsurance recoverable from non-affiliates increased $169.2 million in accordance with the changes in contractholder funds and the reserve for life-contingent contract benefits.

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

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity.  The following table summarizes our capital resources:

(in thousands)	September 30, 2007	December 31, 2006
Common stock, additional capital paid-in and retained income	$283,520	$276,804
Accumulated other comprehensive income (loss)	615	(178)
Total shareholder’s equity	$284,135	$276,626

Shareholder’s equity increased in the first nine months of 2007 due to net income and net unrealized capital gains as of September 30, 2007 compared to net unrealized capital losses as of December 31, 2006.

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

As described in Note 1 to the Condensed Financial Statements, in accordance with Financial Accounting Standards Board Interpretation No.48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), the Company had no liability for unrecognized tax benefits at January 1 or September 30, 2007.  We believe it is reasonably possible that the liability balance will not significantly increase or decrease within the next 12 months.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended September 30, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Information required for this Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation” and under the heading “Legal and regulatory proceedings and inquires” in Note 3 of the Company’s Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

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

Item 5. Other Information

On July 23, 2007, the Registrant entered into the Investment Management Agreement among Allstate Investments, LLC and Allstate Insurance Company and The Allstate Corporation and Certain Affiliates effective as of January 1, 2007. Pursuant to the agreement, Allstate Investments, LLC provides investment management services to the Registrant. The Registrant and Allstate Investments, LLC are wholly-owned subsidiaries of The Allstate Corporation. A conformed copy of the agreement, attached as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007, is incorporated herein by reference.

Item 6.  Exhibits

(a)  Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lincoln Benefit Life Company

(Registrant)

November 5, 2007

By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly authorized officer of Registrant)

Exhibit No.	Description

31.1	Rule 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1