Form 10-K
period 2007-12-31
LINCOLN BENEFIT LIFE CO
filed 2008-03-17
CIK 910739

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NON-ACCELERATED FILER OR A SMALLER REPORTING COMPANY. SEE THE DEFINITIONS OF "LARGE ACCELERATED FILER", "ACCELERATED FILER" AND "SMALLER REPORTING COMPANY" IN RULE 12b-2 OF THE EXCHANGE ACT. (CHECK ONE):

LARGE ACCELERATED FILER  ACCELERATED FILER   NON-ACCELERATED FILER   SMALLER REPORTING COMPANY
      |_|                     |_|                   |X|                       |_|

                  (DO NOT CHECK IF A SMALLER REPORTING COMPANY)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT). YES |_| NO |X|

NONE OF THE COMMON EQUITY OF THE REGISTRANT IS HELD BY NON-AFFILIATES. THEREFORE, THE AGGREGATE MARKET VALUE OF COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT IS ZERO.

AS OF MARCH 14, 2008, THE REGISTRANT HAD 25,000 COMMON SHARES, $100 PAR VALUE, OUTSTANDING, ALL OF WHICH ARE HELD BY ALLSTATE LIFE INSURANCE COMPANY.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I
Item 1.    Business                                                            1
Item 1A.   Risk Factors                                                        2
Item 2.    Properties                                                          6
Item 3.    Legal Proceedings                                                   6
Item 4.    Submission of Matters to a Vote of Security Holders *             N/A
PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities                7
Item 6.    Selected Financial Data *                                         N/A
Item 7.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                            8
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk         19
Item 8.    Financial Statements and Supplementary Data                        20
Item 9.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure                                            46
Item 9A.   Controls and Procedures                                            46
Item 9B.   Other Information                                                  46
PART III
Item 10.   Directors, Executive Officers and Corporate Governance *          N/A
Item 11.   Executive Compensation*                                           N/A
Item 12.   Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters *                              N/A
Item 13.   Certain Relationships and Related Transactions, and Director
              Independence *                                                 N/A
Item 14.   Principal Accounting Fees and Services                             47
PART IV
Item 15.   Exhibits and Financial Statement Schedules                         48
           Signatures                                                         52
           Supplemental Information to be Furnished With Reports Filed
           Pursuant to Section 15(d) of the Securities Exchange Act of
           1934 by Registrants Which Have Not Registered Securities
           Pursuant to Section 12 of the Securities Exchange Act of 1934      53
           Financial Statement Schedules                                     S-1

           *    Omitted pursuant to General Instruction I(2) of Form 10-K

PART I

ITEM 1. BUSINESS

     Lincoln Benefit Life Company ("Lincoln Benefit", "we", "our" or "us") was incorporated under the laws of the State of Nebraska in 1938. Lincoln Benefit is a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), a stock life insurance company incorporated under the laws of the State of Illinois. ALIC is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a stock property-liability insurance company organized under the laws of the State of Illinois. All of the outstanding capital stock of Allstate Insurance Company is owned by The Allstate Corporation (the "Corporation" or "Allstate"), a publicly owned holding company incorporated under the laws of the State of Delaware. The Allstate Corporation is the largest publicly held personal lines insurer in the United States. Widely known through the "You're In Good Hands With Allstate(R)" slogan, Allstate provides insurance products to more than 17 million households through a distribution network that utilizes a total of 14,900 exclusive agencies and exclusive financial specialists in the United States and Canada. Allstate is the second-largest personal property and casualty insurer in the United States on the basis of 2006 statutory premiums earned. In addition, according to A.M. Best, it is the nation's 12th largest issuer of life insurance business on the basis of 2006 ordinary life insurance in force and 16th largest on the basis of 2006 statutory admitted assets.

     In this annual report on Form 10-K, we occasionally refer to statutory financial information that has been prepared in accordance with the National Association of Insurance Commissioners Accounting Practices and Procedure Manual ("Manual"). All domestic United States insurance companies are required to prepare statutory-basis financial statements in accordance with the Manual. As a result, industry data is available that enables comparisons between insurance companies, including competitors that are not subject to the requirement to prepare financial statements in conformity with accounting principles generally accepted in the U.S. ("GAAP"). We frequently use industry publications containing statutory financial information to assess our competitive position.

     The Company sells life insurance, retirement and investment products in all states except New York, as well as in the District of Columbia, Guam and the U.S. Virgin Islands. Our principal products are fixed annuities, including deferred and immediate; interest-sensitive, traditional and variable life insurance; and accident and health insurance. We sell products through multiple intermediary distribution channels, including Allstate exclusive agencies, independent agents (including master brokerage agencies), and broker-dealers.

     We compete principally on the basis of the scope of our distribution systems, the breadth of our product offerings, the recognition of our brands, our financial strength and ratings, our differentiated product features and prices, and the level of customer service that we provide. In addition, with respect to variable life insurance products in particular, we compete on the basis of the variety of fund managers and choices of funds for our separate accounts and the management and performance of those funds within our separate accounts.

     The market for life insurance, retirement and investment products continues to be highly fragmented and competitive. As of December 31, 2007, there were approximately 720 groups of life insurance companies in the United States, most of which offered one or more similar products. In addition, because many of these products include a savings or investment component, our competition includes domestic and foreign securities firms, investment advisors, mutual funds, banks, and other financial institutions. Competitive pressure continues to grow due to several factors, including cross marketing alliances between unaffiliated businesses, as well as consolidation activity in the financial services industry.

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

     Lincoln Benefit is subject to extensive regulation, primarily at the state level. The method, extent and substance of such regulation varies by state but generally has its source in statutes that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to a state regulatory agency. In general, such regulation is intended for the protection of those who purchase or use insurance products. These rules have a substantial effect on our business and relate to a wide variety of matters including insurance company licensing and examination, agent and adjuster licensing, price setting, trade practices, policy forms, accounting methods, the nature and amount of investments, claims practices, participation in guaranty funds, reserve adequacy, insurer solvency, transactions with affiliates, the payment of dividends, and underwriting standards. For a discussion of statutory financial information, see Note 10 of the Financial Statements. For a discussion of regulatory contingencies, see Note 8 of the Financial Statements. Notes 8 and 10 are incorporated in this Part I, Item 1 by reference.

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

CHANGES IN UNDERWRITING AND ACTUAL EXPERIENCE COULD MATERIALLY AFFECT PROFITABILITY OF BUSINESS CEDED TO ALIC

     Our product pricing includes long-term assumptions regarding investment returns, mortality, morbidity, persistency and operating costs and expenses of the Company, which are ceded to ALIC. Management establishes target returns for each product based upon these factors and the average amount of capital that the company must hold to support in-force contracts, satisfy rating agencies and meet regulatory requirements. We monitor and manage our pricing and overall sales mix to achieve target returns on a portfolio basis, which could result in the discontinuation of products or distribution relationships and a decline in sales. Profitability from new business emerges over a period of years depending on the nature and life of the product and is subject to variability as actual results may differ from pricing assumptions.

     ALIC's profitability depends on the adequacy of investment spreads, the management of market and credit risks associated with investments, the sufficiency of premiums and contract charges to cover mortality and morbidity benefits, the persistency of policies to ensure recovery of acquisition expenses, and the management of operating costs and expenses within anticipated pricing allowances. Legislation and regulation of the insurance marketplace and products could also affect the profitability of our business ceded to ALIC.

CHANGES IN RESERVE ESTIMATES MAY REDUCE PROFITABILITY OF BUSINESS CEDED TO ALIC

     Reserve for life-contingent contract benefits is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses. We periodically review the adequacy of these reserves on an aggregate basis and if future experience differs significantly from assumptions, adjustments to reserves may be required which could have a material adverse effect on our operating results and financial condition ceded to ALIC.

CHANGES IN MARKET INTEREST RATES MAY LEAD TO A SIGNIFICANT DECREASE IN THE SALES AND PROFITABILITY OF SPREAD-BASED PRODUCTS CEDED TO ALIC

     Our ability to manage our spread-based products, such as fixed annuities, is dependent upon maintaining profitable spreads between investment yields and interest crediting rates on business ceded to ALIC. When market interest rates decrease or remain at relatively low levels, proceeds from investments that have matured or have been prepaid or sold may be reinvested at lower yields, reducing investment spread. Lowering interest crediting rates in such an environment can offset decreases in investment yield on some products. However, these changes could be limited by market conditions, regulatory or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in asset yields. Decreases in the rates offered on products could make those products less attractive, leading to lower sales and/or changes in the level of policy loans, surrenders and withdrawals and accelerating maturities of institutional products. Non-parallel shifts in interest rates, such as increases in short-term rates without accompanying increases in medium- and long-term rates, can influence customer demand for fixed annuities, which could impact the level and profitability of new customer deposits. Increases in market interest rates can also have negative effects on the business ceded to ALIC, for example by increasing the attractiveness of other investments to our customers, which can lead to higher surrenders at a time when fixed income investment asset values are lower as a result of the increase in interest rates. For certain products, principally fixed annuity and interest-sensitive life products, the earned rate on assets could lag behind rising market yields. We may react to market conditions by increasing crediting rates, which could narrow spreads and reduce profitability. Unanticipated surrenders could result in accelerated amortization of deferred policy acquisition costs ("DAC") or affect the recoverability of DAC and thereby increase expenses and reduce the profitability of ALIC.

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

RISKS RELATING TO INVESTMENTS

WE ARE SUBJECT TO MARKET RISK AND DECLINES IN CREDIT QUALITY

     We are subject to the risk that we will incur losses due to adverse changes in interest rates and equity prices. In addition, we are subject to potential declines in credit quality, either related to issues specific to certain industries or to a weakening in the economy in general. For additional information on market risk, see the "Market Risk" section of Management's Discussion and Analysis.

     A decline in market interest rates could have an adverse effect on our investment income as we invest cash in new investments that may yield less than the portfolio's average rate. In a declining interest rate environment, borrowers may repay or redeem securities more quickly than expected as they seek to refinance at lower rates. A decline could also lead us to purchase longer-term or otherwise riskier assets in order to obtain adequate investment yields. An increase in market interest rates could have an adverse effect on the value of our investment portfolio by decreasing the fair values of the fixed income securities that comprise a substantial majority of our investment portfolio. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized losses on securities.

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

RISKS RELATING TO THE INSURANCE INDUSTRY

OUR FUTURE RESULTS ARE DEPENDENT IN PART ON OUR ABILITY TO SUCCESSFULLY OPERATE IN AN INSURANCE INDUSTRY THAT IS HIGHLY COMPETITIVE

     The insurance industry is highly competitive. Our competitors include other insurers and, because many of our products include a savings or investment component, securities firms, investment advisers, mutual funds, banks and other financial institutions. Many of our competitors have well-established national reputations and market similar products. Because of the competitive nature of the insurance industry, including competition for producers such as exclusive and independent agents, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressures will not have a material adverse effect on our business, operating results or financial condition. Furthermore, certain competitors operate using a mutual insurance company structure and therefore, may have dissimilar profitability and return targets. Our ability to successfully operate may also be impaired if we are not effective in filling critical leadership positions, in developing the talent and skills of our human resources, in assimilating new executive talent into our organization, or in deploying human resource talent consistently with our business goals.

WE MAY SUFFER LOSSES FROM LITIGATION

     As is typical for a large company, the Allstate Group is involved in a substantial amount of litigation, including class action litigation challenging a range of company practices and coverage provided by its insurance products. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved and may be material to our operating results or cash flows ceded to ALIC for a particular quarter or annual period. For a description of our current legal proceedings, see Note 8 of the financial statements.

WE ARE SUBJECT TO EXTENSIVE REGULATION AND POTENTIAL FURTHER RESTRICTIVE REGULATION MAY INCREASE OUR OPERATING COSTS AND LIMIT OUR GROWTH

     As an insurance company with separate accounts that are regulated as investment companies, we are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. Moreover, they are administered and enforced by a number of different governmental authorities, including state insurance regulators, state securities administrators, the SEC, Financial Industry Regulatory Authority, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator's or enforcement authority's interpretation of a legal issue may not result in compliance with another's interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator's or enforcement authority's interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator's or enforcement authority's interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business ceded to ALIC. Furthermore, in some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products. In many respects, these laws and regulations limit our ability to grow and improve the profitability of our business ceded to ALIC.

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

     The continued threat of terrorism, both within the United States and abroad, and ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and losses from declines in the equity markets and from interest rate changes in the United States, Europe and elsewhere, and result in loss of life, disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by the continued threat of terrorism. We seek to mitigate the potential impact of terrorism on our commercial mortgage portfolio by limiting geographical concentrations in key metropolitan areas and by requiring terrorism insurance to the extent that it is commercially available. Additionally, in the event that terrorist acts occur, we could be adversely affected, depending on the nature of the event.

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

     Our financial statements are subject to the application of generally accepted accounting principles, which are periodically revised and/or expanded. Accordingly, we are required to adopt new guidance or interpretations, or could be subject to existing guidance as we enter into new transactions, which may have a material adverse effect on our results of operations and financial condition that is either unexpected or has a greater impact than expected. For a description of changes in accounting standards that are currently pending and, if known, our estimates of their expected impact, see Note 2 of the financial statements.

THE CHANGE IN OUR UNRECOGNIZED TAX BENEFIT DURING THE NEXT 12 MONTHS IS SUBJECT TO UNCERTAINTY

     As required by FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", which was adopted as of January 1, 2007, we have disclosed our estimate of net unrecognized tax benefits and the reasonably possible increase or decrease in its balance during the next 12 months. However, actual results may differ from our estimate for reasons such as changes in our position on specific issues, developments with respect to the governments' interpretation of income tax laws or change in judgment resulting from new information obtained in audits or the appeals process.

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

CHANGING CLIMATE CONDITIONS MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS CEDED TO ALIC

     Allstate recognizes the scientific view that the world is getting warmer. Climate change, to the extent it produces rising temperatures and changes in weather patterns, could impact the frequency or severity of extreme weather events and wildfires. To the extent that climate change impacts mortality rates and those changes do not match the long-term mortality assumptions in our product pricing, the business we cede would be impacted.

ITEM 2. PROPERTIES

     We occupy office space in Lincoln, Nebraska and Northbrook, Illinois that is owned by AIC. Expenses associated with these facilities are allocated to us on a direct basis. We also lease office space in Lincoln for general operations, file storage and information technology support.

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

     In 2007 and 2006, we paid no dividends on our common stock to ALIC.

     For additional information on dividends, including restrictions on the payment of dividends, see the discussion under the heading "Dividends" in Note 10 of our financial statements, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion highlights significant factors influencing the financial position and results of operations of Lincoln Benefit Life Company (referred to in this document as "we", "Lincoln Benefit", "our", "us" or the "Company"). It should be read in conjunction with the financial statements and related notes found under Part II Item 8 contained herein. We operate as a single segment entity, based on the manner in which we use financial information to evaluate performance and determine the allocation of resources.

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

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the financial statements. The most critical estimates include those used in determining:

          -    Investment Fair Valuation and Impairment

          -    Reserve for Life-Contingent Contract Benefits Estimation

     In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company's businesses and operations. It is reasonably likely that changes in these estimates could occur from period to period and result in a material impact on our financial statements.

     A brief summary of each of these critical accounting estimates follows. For a more detailed discussion of the effect of these estimates on our financial statements, and the judgments and assumptions related to these estimates, see the referenced sections of this document. For a complete summary of our significant accounting policies, see Note 2 of the financial statements.

INVESTMENT FAIR VALUE AND IMPAIRMENT The fair value of our investments in fixed income securities is based on observable market quotations, other market observable data, or is derived from such quotations and market observable data. We utilize third party pricing services, brokers and internal valuation models to determine fair value. We gain assurance of the overall reasonableness and consistent application of the assumptions and methodologies and compliance with accounting standards for fair value determination through our ongoing monitoring of the fair values received or derived internally. Our exposure to changes in market conditions is discussed more fully in the Market Risk section of the MD&A.

     We are responsible for the determination of fair value and the supporting assumptions and methodologies. We employ independent third party pricing servicers to gather, analyze, and interpret market information and derive fair values based upon relevant assumptions and methodologies for each applicable security. In situations where sufficient market observable information is not available for a particular security through the sources as agreed to with us, no quote is provided by the service providers. For these securities, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote or we internally determine fair values employing widely accepted pricing valuation models. Changing market conditions in the fourth quarter of 2007 were incorporated into valuation assumptions and reflected in the fair values which were validated by calibration and other analytical techniques to available market observable data.

     Third party pricing servicers consolidate market transactions and other key valuation model inputs from multiple sources and provide pricing information in the form of a single fair value for each security for which a fair value request is agreed. Fair values provided are derived from their proprietary pricing models. The sources used by these servicers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, currency rates, and other market-observable information as applicable, as well as widely accepted valuation models developed on a proprietary basis. Their proprietary pricing models are based on discounted cashflow methodology and they may take into account, among other things, market observable information as of the measurement date from the sources described above; and the specific attributes of the security being valued including its term, interest rate and credit rating (consistent with those we use to report our holdings by credit rating); industry sector, and where applicable, collateral quality and other issue or issuer specific information. To operate these models effectively requires seasoned professional judgment and experience. In cases where market transactions or other market observable data is limited, the degree of judgment varies with the availability of market observable information.

     The fair value of securities, such as privately-placed securities, where our pricing servicers or brokers cannot provide fair value determinations, is determined using widely accepted valuation methods and models. These internally developed models are appropriate for each class of security, involve some degree of judgment, and include inputs that may not be market observable.

     Our models are based on discounted cash flow methodology and calculate a single best estimate of fair value for each security. Our internally developed pricing models, use credit ratings and liquidity risk associated with privately-placed securities, which are difficult to independently observe and verify. Inputs used in these fair value estimates include specific attributes of the security being valued including; coupon rate, weighted average life, an internal credit rating assigned by us, (which is generally consistent with any external ratings and those we use to report our holdings by credit rating), sector of the issuer, and call provisions. Our assumptions incorporate market information as of the measurement date that represents what we believe independent third parties would use to determine fair value, which include: interest rate yield curves, quoted market prices of comparable securities, credit spreads, estimated liquidity premiums and other applicable market data. Our assumption for liquidity risk associated with privately-placed securities reduces the value of these securities to reflect their reduced liquidity as compared to similar securities that are publicly traded. Additionally, no assumption is included in the valuation of privately placed securities for an increase to the value to reflect the generally enhanced structural features of the securities, such as covenants or change of control protection. However, judgment is required in developing these estimates and, as a result, the estimated fair value of these securities may differ from amounts that would be realized upon an orderly sale of the securities at the measurement date. The use of different assumptions may have a material effect on the estimated fair values.

     We employ control processes to determine the reasonableness of the fair value of our fixed income securities. Our processes are designed to assure the values provided are accurately recorded and that the data and the valuation method utilized is appropriate and consistently applied and that the assumptions are reasonable and representative of fair value. For example, we may validate the reasonableness of prices by comparing the information obtained from our pricing vendors to other third party pricing sources for certain securities. Our control processes also include reviews, when fair value determinations are expected to be more variable, by management with relevant expertise and management who are independent of those charged with executing investing transactions, of these fair value determinations to validate their reasonableness.

     The following table identifies those investments carried at fair value as of December 31, 2007 by method of determination:

                                                      INVESTMENTS
                                                  -------------------
(IN THOUSANDS)                                    CARRYING    PERCENT
                                                    VALUE    TO TOTAL
                                                  --------   --------
Fair value based on internal sources              $  1,500      0.5%
Fair value based on external sources               271,644     90.2
                                                  --------    -----
   Total fixed income                              273,144     90.7
Short-term investments valued at amortized cost     28,057      9.3
                                                  --------    -----
Total                                             $301,201    100.0%
                                                  ========    =====

     For fixed income securities classified as available for sale, the difference between fair value and amortized cost, net of deferred income taxes (as disclosed in Note 4), is reported as a component of accumulated other comprehensive income on the Statements of Financial Position and is not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party or when declines in fair values are deemed other-than-temporary. The assessment of other-than-temporary impairment of a security's fair value is performed on a portfolio review as well as a case-by-case basis considering a wide range of factors.

     For our portfolio review evaluations, we ascertain whether there are any approved programs involving the disposition of investments such as changes in duration, revisions to strategic asset allocations and liquidity actions, as well as any dispositions anticipated by the portfolio managers. In these instances, we recognize impairments on securities designated as subject to these approved anticipated actions if the security is in an unrealized loss position. There are a number of assumptions and estimates inherent in evaluating impairments and determining if they are other-than-temporary, including: 1) our ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the expected recoverability of principal and interest; 3) the length of time and extent to which the fair value has been less than amortized cost; 4) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity. Additionally, once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to subsequently determine that an impairment is other-than-temporary, including: 1) general economic conditions that are worse than previously forecasted or that have a greater adverse effect on a particular issuer or industry sector than originally estimated; 2) changes in the facts and circumstances related to a particular issue or issuer's ability to meet all of its contractual obligations; and 3) changes in facts and circumstances or new information obtained which causes a change in our ability or intent to hold a security to maturity or until it recovers in value. Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholder's equity since the majority of our portfolio is designated as available-for-sale and carried at fair value and as a result, any related net unrealized loss would already be reflected as a component of accumulated other comprehensive income in shareholder's equity.

     The determination of the amount of impairment is an inherently subjective process based on periodic evaluation of the factors described above. Such evaluations and assessments are revised as conditions change and new information becomes available. We update our evaluations regularly and reflect changes in impairments in results of operations as such evaluations are revised. The use of different methodologies and assumptions as to the determination of the fair value of investments and the timing and amount of impairments may have a material effect on the amounts presented within the financial statements.

     For a more detailed discussion of the risks relating to changes in investment values and levels of investment impairment as well as the potential causes of such changes, see Note 4 of the financial statements and the Investments, Market Risk, and Forward-looking Statements and Risk Factors sections of this document.

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS ESTIMATION Benefits for these contracts are payable over many years; accordingly, the reserves are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected net premiums. Long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses are used when establishing the reserve for life-contingent contract benefits payable under insurance policies including traditional life insurance, life-contingent annuities and health insurance products. These assumptions, which for life-contingent annuities and traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of annuity benefit or coverage, year of issue and policy duration. Future investment yield assumptions are determined based upon prevailing investment yields as well as estimated reinvestment yields. Mortality, morbidity and policy termination assumptions are based on our experience and industry experience. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium-paying period. These assumptions are established at the time the policy is issued and are generally not changed during the policy coverage period. However, if actual experience emerges in a manner that is significantly adverse relative to the original assumptions, adjustments to reserves may be required resulting in a charge to earnings which could have a material adverse effect on our operating results ceded to ALIC. We periodically review the adequacy of these reserves for these contracts on an aggregate basis using actual experience. The effects of changes in reserve estimates are reported in the results of operations and ceded to ALIC in the period in which the changes are determined. The company has not recognized a charge of this nature in the three years ended December 31, 2007. We anticipate that mortality, investment and reinvestment yields, and policy terminations are the factors that would be most likely to require adjustment to these reserves.

     For further discussion of these policies see Note 6 of the financial statements and the Forward-looking Statements and Risk Factors sections of this document.

OPERATIONS

OVERVIEW AND STRATEGY We are a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"). Lincoln Benefit provides life insurance, retirement and investment products to individual customers. Our mission is to reinvent retirement and protection for the middle market consumer.

     We plan to continue offering a suite of products that provides financial protection primarily to middle market consumers and help them better prepare for retirement. Our products include fixed annuities including deferred, immediate and indexed; and interest-sensitive, traditional and variable life insurance. These products are sold through several distribution channels including Allstate exclusive agencies, which include exclusive financial specialists, independent agents (including master brokerage agencies), and broker-dealers.

NET INCOME

                                    FOR THE YEAR ENDED DECEMBER 31,
                                    -------------------------------
($ IN THOUSANDS)                        2007      2006      2005
                                      -------   -------   -------
Net investment income                 $14,257   $13,948   $13,632
Realized capital gains and losses        (417)   (1,255)     (174)
Income tax expense                     (4,835)   (4,433)   (4,671)
                                      -------   -------   -------
Net income                            $ 9,005   $ 8,260   $ 8,787
                                      =======   =======   =======

     We have reinsurance agreements whereby premiums, contract charges, interest credited to contractholder funds, contract benefits and substantially all expenses are ceded to ALIC and other non-affiliated reinsurers, and are reflected net of such reinsurance in the Statements of Operations and Comprehensive Income. Our results of operations include net investment income and realized capital gains and losses recognized in connection with the assets that are not transferred under the reinsurance agreements.

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

NET INCOME increased 9.0% in 2007 compared to 2006 and decreased 6.0% in 2006 compared to 2005. The increase in 2007 was due to lower net realized capital losses as well as higher net investment income, partially offset by higher income tax expense. The decrease in 2006 was due to higher net realized capital losses, partially offset by higher net investment income and lower income tax expense

NET INVESTMENT INCOME increased 2.2% in 2007 compared to 2006 and 2.3% in 2006 compared to 2005. The increase in 2007 was primarily due to higher average short-term investment balances in 2007 compared to 2006 and, to a lesser extent, higher investment yields on fixed income securities. The increase in 2006 was primarily due to higher average invested assets and higher short-term market interest rates.

NET REALIZED CAPITAL LOSSES were $417 thousand, $1.3 million and $174 thousand in 2007, 2006 and 2005, respectively. The realized capital gains and losses for 2007, 2006 and 2005 were attributable to dispositions of fixed income securities. For further discussion of realized capital gains and losses see the Realized Capital Gains and Losses section of the MD&A.

INCOME TAX EXPENSE increased 9.1% in 2007 compared to 2006 and decreased 5.1% in 2006 compared to 2005. These changes were due to the proportional change in the income on which the income tax expense is determined.

FINANCIAL POSITION

($ IN THOUSANDS)

                                                    2007          2006
                                                -----------   -----------
Fixed income securities (1)                     $   273,144   $   268,058
Short-term                                           28,057         8,264
                                                -----------   -----------
   Total investments                            $   301,201   $   276,322
                                                ===========   ===========
Cash                                            $    18,612   $    23,352
Reinsurance recoverable from ALIC                18,777,851    19,131,870
Reinsurance recoverable from non-affiliates       1,422,931     1,203,864
Contractholder funds                             17,820,885    18,195,622
Reserve for life-contingent contract benefits     2,348,116     2,126,455
Separate accounts assets and liabilities          3,067,127     3,097,550

----------
(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $266.8 million and $268.3 million at December 31, 2007 and 2006, respectively.

     Total investments increased to $301.2 million at December 31, 2007 from $276.3 million at December 31, 2006, primarily due to purchases of short-term investments and to a lesser extent, net unrealized capital gains on fixed income securities at December 31, 2007 compared to net unrealized capital losses at December 31, 2006.

FIXED INCOME SECURITIES See Note 4 of the financial statements for a table showing the amortized cost, unrealized gains, unrealized losses and fair value for each type of fixed income security for the years ended December 31, 2007 and 2006.

     The following table shows fixed income securities by type at December 31,

($ IN THOUSAND)                              FAIR VALUE
                                        -------------------
                                          2007        2006
                                        --------   --------
U.S. government and agencies            $115,820   $117,963
Municipal                                    531        533
Corporate                                 84,812     73,381
Mortgage-backed securities                27,905     29,244
Commercial mortgage-backed securities     32,601     32,415
Asset-backed securities                   11,475     14,522
                                        --------   --------
Total fixed income securities           $273,144   $268,058
                                        ========   ========

     U.S. GOVERNMENT AND AGENCIES comprised 42.4% of the fixed income securities portfolio and totaled $115.8 million at December 31, 2007, all of which were rated investment grade.

     MUNICIPAL BONDS, including tax-exempt and taxable securities, totaled $531 thousand, all of which were rated investment grade at December 31, 2007. The municipal bond portfolio was insured by one bond insurer and accordingly has a Moody's equivalent rating of Aaa.

     CORPORATE BONDS totaled $84.8 million, all of which were rated investment grade at December 31, 2007. As of December 31, 2007, corporate bonds included privately placed securities totaling $3.2 million from a single issuer. As of December 31, 2006, the portfolio did not contain any privately placed securities.

     MORTGAGE-BACKED SECURITIES ("MBS") totaled $27.9 million, all of which were investment grade at December 31, 2007. The credit risk associated with MBS is mitigated due to the fact that 95.1% of the portfolio consists of securities that were issued by, or have underlying collateral that is guaranteed by U.S. government agencies or U.S. government sponsored entities ("U.S. Agency"). The MBS portfolio is subject to interest rate risk since price volatility and the ultimate realized yield are affected by the rate of prepayment of the underlying mortgages.

     COMMERCIAL MORTGAGE-BACKED SECURITIES ("CMBS") totaled $32.6 million at December 31, 2007. All of the CMBS investments are pools of commercial mortgages, broadly diversified across property types and geographical area. The CMBS portfolio is subject to credit risk, but unlike other structured products, is generally not subject to prepayment risk due to protections within the underlying commercial mortgages, whereby borrowers are effectively restricted from prepaying their mortgages due to changes in interest rates. Credit defaults can result in credit directed prepayments. All securities in the CMBS portfolio had a Moody's rating of Aaa or a Standard & Poor's rating of AAA, the highest rating category, at December 31, 2007.

     ASSET-BACKED SECURITIES ("ABS") totaled $11.5 million at December 31, 2007. Credit risk is managed by monitoring the performance of the collateral. In addition, many of the securities in the ABS portfolio are credit enhanced with features such as over-collateralization, subordinated structures, reserve funds, guarantees and/or insurance. A portion of the ABS portfolio is subject to credit and interest rate risk since, for example, price volatility and ultimate realized yields are affected by the rate of prepayment of the underlying assets. All securities in the ABS portfolio had a Moody's rating of Aaa or a Standard & Poor's or Fitch rating of AAA, the highest rating category.

     The following table summarizes the credit quality of the fixed income securities portfolio at December 31, 2007.

($ IN THOUSANDS)

  NAIC                            FAIR      PERCENT OF
RATINGS   MOODY'S EQUIVALENT      VALUE       TOTAL
-------   ------------------   ----------   ----------
   1           Aaa/Aa/A         $264,190       96.7%
   2           Baa                 8,954        3.3
                                --------      -----
                                $273,144      100.0%
                                ========      =====

SHORT-TERM INVESTMENTS Our short-term investment portfolio was $28.1 million and $8.3 million at December 31, 2007 and 2006, respectively. We invest available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of less than one year.

UNREALIZED GAINS AND LOSSES See Note 4 of the financial statements for further disclosures regarding unrealized losses on fixed income securities and factors considered in determining whether securities are other-than-temporarily impaired. The unrealized net capital gains on fixed income securities at December 31, 2007 totaled $6.4 million, compared to unrealized net capital losses of $273 thousand at December 31, 2006. Gross unrealized gains and losses on fixed income securities by type and sector are provided in the table below.

                                                     GROSS UNREALIZED
                                         AMORTIZED   ----------------      FAIR
($ IN THOUSANDS)                            COST      GAINS    LOSSES     VALUE
                                         ---------   ------   -------   --------
AT DECEMBER 31, 2007

Corporate:
   Financial services                     $ 21,272   $  560   $   (22)  $ 21,810
   Capital goods                            17,296       17      (288)    17,025
   Consumer goods                           17,139      165      (149)    17,155
   Banking                                  13,119      167       (85)    13,201
   Transportation                            7,878       --      (203)     7,675
   Utilities                                 4,106       --      (104)     4,002
   Basic industry                            2,994        6       (52)     2,948
      Energy                                   994        2        --        996
                                          --------   ------   -------   --------
Total corporate fixed income portfolio      84,798      917      (903)    84,812

U.S. government and agencies               110,214    5,642       (36)   115,820
Municipal                                      501       30        --        531
Asset-backed securities                     11,034      453       (12)    11,475
Mortgage-backed securities                  28,114       94      (303)    27,905
Commercial mortgage-backed securities       32,131      579      (109)    32,601
                                          --------   ------   -------   --------
   Total fixed income securities          $266,792   $7,715   $(1,363)  $273,144
                                          ========   ======   =======   ========

     The capital goods, transportation and consumer goods sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio at December 31, 2007. The gross unrealized losses in these sectors were primarily company specific and the result of widening credit spreads. Credit spreads are the additional yield on fixed income securities above the risk-free rate (typically defined as the yield on U.S. treasury securities) that market participants require to compensate them for assuming credit, liquidity and or repayment risks for fixed income securities with consistent terms. Credit spreads vary with the market's perception of risk and liquidity in specific fixed income markets. Credit spreads can widen (increase) or tighten (decrease) and may offset or add to the effects of risk-free interest rate changes in the valuation of fixed income securities from period to period.

     All securities in an unrealized loss position at December 31, 2007 were included in our portfolio monitoring process for determining whether declines in value are other-than-temporary.

     The following table shows the composition by credit quality of fixed income securities with gross unrealized losses at December 31, 2007.

($ IN THOUSANDS)

 NAIC                         UNREALIZED    PERCENT     FAIR     PERCENT
RATING   MOODY'S EQUIVALENT      LOSS      OF TOTAL    VALUE    OF TOTAL
------   ------------------   ----------   --------   -------   --------
   1          Aaa/Aa/A         $(1,151)      84.4%    $76,551     91.3%
   2          Baa                 (212)      15.6       7,249      8.7
                               -------      -----     -------    -----
              Total            $(1,363)     100.0%    $83,800    100.0%
                               =======      =====     =======    =====

     At December 31, 2007, all of the gross unrealized losses were related to investment grade fixed income securities. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in credit spreads, which reflect liquidity conditions of the related markets, since the securities were acquired.

     The scheduled maturity dates for fixed income securities in an unrealized loss position at December 31, 2007 are shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

                                             UNREALIZED   PERCENT      FAIR     PERCENT
($ IN THOUSANDS)                                LOSS      OF TOTAL    VALUE    OF TOTAL
                                             ----------   --------   -------   --------
Due in one year or less                       $    (6)       0.4%    $ 5,993      7.2%
Due after one year through five years            (197)      14.5      14,092     16.8
Due after five years through ten years           (736)      54.0      26,146     31.2
Due after ten years                              (109)       8.0      15,000     17.9
Mortgage- and asset- backed securities (1)       (315)      23.1      22,569     26.9
                                              -------      -----     -------    -----
Total                                         $(1,363)     100.0%    $83,800    100.0%
                                              =======      =====     =======    =====

----------
(1) Because of the potential for prepayment, mortgage- and asset-backed securities are not categorized based on their contractual maturities.

PORTFOLIO MONITORING We have a comprehensive portfolio monitoring process to identify and evaluate, on a case-by-case basis, fixed income securities whose carrying value may be other-than-temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify situations where the fair value, compared to amortized cost, is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults. The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list. We also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery as a result of approved programs involving the disposition of investments such as changes in duration, revisions to strategic asset allocations and liquidity actions, as well as certain dispositions anticipated by portfolio managers. All investments in an unrealized loss position at December 31, 2007 were included in our portfolio monitoring process for determining whether declines in value were other-than-temporary.

     We monitor the quality of our fixed income portfolio by categorizing certain investments as "problem", "restructured" or "potential problem". Problem fixed income securities are in default with respect to principal or interest and/or are investments issued by companies that have gone into bankruptcy subsequent to our acquisition or loan. Restructured fixed income securities have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have concerns regarding the borrower's ability to pay future principal and interest, which causes us to believe these investments may be classified as problem or restructured in the future.

     As of December 31, 2007 and 2006, we did not have any fixed income securities categorized as problem, restructured or potential problem.

NET INVESTMENT INCOME The following table presents net investment income for the years ended December 31.

(IN THOUSANDS)                        2007       2006       2005
                                    --------   --------   --------
Fixed income securities             $ 13,533   $ 13,495   $ 13,190
Short-term investments                 1,117        762        689
                                    --------   --------   --------
Investment income, before expense     14,650     14,257     13,879
Investment expense                      (393)      (309)      (247)
                                    --------   --------   --------
Net investment income               $ 14,257   $ 13,948   $ 13,632
                                    ========   ========   ========

NET REALIZED CAPITAL GAINS AND LOSSES The following table presents realized capital gains and the related tax effect for the years ended December 31.

(IN THOUSANDS)                                   2007      2006      2005
                                               -------   -------   -------
Realized capital gains and losses, pretax      $  (417)  $(1,255)  $  (174)
Income tax benefit                                 146       438        60
                                               -------   -------   -------
Realized capital gains and losses, after-tax   $  (271)  $  (817)  $  (114)
                                               =======   =======   =======

     Realized capital gains and losses in the above table include sales, losses recognized in anticipation of dispositions and other transactions such as calls and prepayments. We may sell impaired fixed income securities that were in an unrealized loss position at the previous reporting date, or other investments where the fair value has declined below the carrying value, in situations where new factors such as negative developments, subsequent credit deterioration, liquidity needs, and newly identified market opportunities cause a change in our previous intent to hold a security to recovery or maturity.

CASH At December 31, 2007, our cash balance was $18.6 million compared to $23.4 million at December 31, 2006. Fluctuations in our cash position generally result from differences in the timing of reinsurance payments to and from ALIC.

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

     At December 31, 2007, contractholder funds decreased to $17.82 billion from $18.20 billion at December 31, 2006 as a result of new and additional deposits on fixed and variable annuities and interest-sensitive life policies as well as interest credited to contractholder funds being more than offset by surrenders, withdrawals and benefit payments. The reserve for life-contingent contract benefits increased to $2.35 billion at December 31, 2007 from $2.13 billion as of December 31, 2006 resulting primarily from sales of traditional life insurance products, partially offset by benefits paid and policy lapses. Reinsurance recoverables from ALIC and reinsurance recoverables from non-affiliates decreased by $354.0 million and increased by $219.1 million, respectively.

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

     At December 31, 2007, approximately 96% of reinsurance recoverables due from non-affiliated companies were reinsured under uncollateralized reinsurance agreements with companies that had a financial strength rating of A- or above, as measured by Standard and Poor's. In certain cases, these ratings refer to the financial strength of the affiliated group or parent company of the reinsurer.

     We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis and a provision for uncollectible reinsurance is recorded if needed. No amounts have been deemed unrecoverable in the three years ended December 31, 2007.

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

OVERVIEW Investment policies define the overall framework for managing market and other investment risks, including accountability and controls over risk management activities. These investment activities follow policies that have been approved by our board of directors. These investment policies specify the investment limits and strategies that are appropriate given our liquidity, surplus, product profile, and regulatory requirements. Executive oversight of investment activities is conducted primarily through our board of directors.

     We manage our exposure to market risk through the use of asset allocation and duration limits and, as appropriate, through the use of stress tests. We have asset allocation limits that place restrictions on the total funds that may be invested within an asset class. We have duration limits on our investment portfolio, and, as appropriate, on individual components of the portfolio. These duration limits place restrictions on the amount of interest rate risk that may be taken. Comprehensive day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by investment policies.

INTEREST RATE RISK is the risk that we will incur loss due to adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets. This risk arises from our investment in interest-sensitive assets. Interest rate risk includes risks related to changes in U.S. Treasury yields and other key benchmarks as well as changes in interest rates resulting from widening credit spreads.

     One of the measures used to quantify interest rate exposure is duration. Duration measures the price sensitivity of assets to changes in interest rates. For example, if interest rates increase by 100 basis points, the fair value of an asset exhibiting a duration of 5 is expected to decrease in value by approximately 5%. Our asset duration was approximately 4.1 and 4.4 at December 31, 2007 and 2006, respectively.

     To calculate duration, we project asset cash flows and calculate their net present value using a risk-free market interest rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at alternative interest rates and determining the percentage change in aggregate fair value. The projections include assumptions (based upon historical market experience and our experience) that reflect the effect of changing interest rates on the prepayment, lapse, leverage and/or option features of instruments, where applicable. The proceeding assumptions relate primarily to mortgage-backed securities, collateralized mortgage obligations, and municipal and corporate obligations.

     Based upon the information and assumptions used in the duration calculation, and interest rates in effect at December 31, 2007, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of the assets by approximately $11.1 million, compared to $11.7 million at December 31, 2006. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

     To the extent that conditions differ from the assumptions we used in these calculations, duration and rate shock measures could be significantly impacted. Additionally, our calculations assume that the current relationship between short-term and long-term interest rates (the term structure of interest rates) will remain constant over time. As a result, these calculations may not fully capture the effect of non-parallel changes in the term structure of interest rates and/or large changes in interest rates.

EQUITY PRICE RISK is the risk that we will incur losses due to adverse changes in the general levels of the equity markets. At December 31, 2007 and 2006, we had separate account assets related to variable annuities and variable life contracts with account values totaling $3.07 billion and $3.10 billion, respectively. Equity risk exists for contract charges based on separate account balances and guarantees for death and/or income benefits provided by our variable products. All variable life and annuity contract charges and fees, liabilities and benefits, including guarantees for death and/or income are ceded to ALIC in accordance with the reinsurance agreements, thereby limiting our equity risk exposure. In 2006, ALIC disposed of substantially all of its variable annuity business through a reinsurance agreement with Prudential, and therefore mitigated this aspect of ALIC's risk. The Company was not a direct participant of this agreement and its reinsurance agreements with ALIC remain unchanged.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES consist of shareholder's equity. The following table summarizes our capital resources at December 31.

(IN THOUSANDS)                                   2007       2006       2005
                                               --------   --------   --------
Common stock, additional capital paid-in and
   retained income                             $285,809   $276,804   $268,544
Accumulated other comprehensive income            4,129       (178)       707
                                               --------   --------   --------
Total shareholder's equity                     $289,938   $276,626   $269,251
                                               ========   ========   ========

SHAREHOLDER'S EQUITY increased $13.3 million 2007, due to net income of $9.0 million and a favorable change in unrealized capital gains and losses on fixed income securities totaling $4.3 million. Shareholder's equity increased $7.4 million during the year ended December 31, 2006 when compared to December 31, 2005, due to net income of $8.3 million partially offset by an unfavorable change in unrealized capital gains and losses on fixed income securities totaling $885 thousand.

FINANCIAL RATINGS AND STRENGTH We share the insurance financial strength ratings of our parent, ALIC, because our business is reinsured to ALIC. Our insurance financial strength was rated Aa2, AA, and A+ by Moody's,

Standard & Poor's and A.M. Best, respectively, at December 31, 2007. There were no changes to these ratings during 2007.

     Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, operating leverage, ALIC's ratings and other factors.

     State laws specify regulatory actions if an insurer's risk-based capital ("RBC"), a measure of an insurer's solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC. The formula for calculating RBC for life insurance companies takes into account factors relating to insurance, business, asset and interest rate risks. At December 31, 2007, our RBC was above levels that would require regulatory actions.

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

LIQUIDITY SOURCES AND USES Our potential sources of funds principally include the activities as follows.

     -    Receipt of insurance premiums

     -    Contractholder fund deposits

     -    Reinsurance recoveries

     -    Receipts of principal and interest on investments

     -    Sales of investments

     -    Inter-company loans

     -    Capital contributions from parent

Our potential uses of funds principally include the activities as follows.

     -    Payment of contract benefits, surrenders and withdrawals

     -    Reinsurance cessions and payments

     -    Operating costs and expenses

     -    Purchase of investments

     -    Repayment of inter-company loans

     -    Tax payments/settlements

     -    Dividends to parent

     As reflected in our Statements of Cash Flows, net cash provided by operating activities was $14.0 million, $23.0 million and $11.6 million in 2007, 2006 and 2005, respectively. Fluctuations in net cash provided by operating activities primarily occur as a result of changes in net investment income and differences in the timing of reinsurance payments to and from ALIC.

     Under the terms of reinsurance agreements, all premiums and deposits, excluding variable annuity and life contract deposits allocated to separate accounts and those reinsured to non-affiliated reinsurers, are transferred to ALIC, which maintains the investment portfolios or reinsurance recoverables supporting our products. Payments of contractholder claims, benefits (including guaranteed minimum death benefits, guaranteed minimum income benefits, guaranteed minimum accumulation benefits and guaranteed minimum withdrawal benefits), contract maturities, contract surrenders and withdrawals and certain operating costs (excluding investment-related expenses), are reimbursed by ALIC, under the terms of the reinsurance agreements. We continue to have primary liability as a direct insurer for risks reinsured. Our ability to meet liquidity demands is dependent on ALIC's and other reinsurers' ability to meet those obligations under the reinsurance programs.

     Our ability to pay dividends is dependent on business conditions, income, cash requirements and other relevant factors. The payment of shareholder dividends without the prior approval of the state insurance regulator is limited by Nebraska law to formula amounts based on statutory surplus and statutory net income, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that we can distribute during 2008 without prior approval of the Nebraska Department of Insurance is $28.3 million.

     We have an intercompany loan agreement with The Allstate Corporation. The amount of intercompany loans available to us is at the discretion of The Allstate Corporation. The maximum amount of loans The Allstate Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. We had no amounts outstanding under the intercompany loan agreement at December 31, 2007 or 2006. The Corporation uses commercial paper borrowings and bank lines of credit to fund intercompany borrowings.

     Certain remote events and circumstances could constrain The Allstate Corporation's liquidity. Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a downgrade in the Allstate Corporation's long-term debt rating of A1, A+ and a (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Baa3/BBB-/bb, a downgrade in AIC's financial strength rating from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/A-, or a downgrade in ALIC's or our financial strength ratings from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Aa3/AA-/A-. The rating agencies also consider the interdependence of The Allstate Corporation's individually rated entities, therefore, a rating change in one entity could potentially affect the ratings of other related entities.

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

PENDING ACCOUNTING STANDARDS

     There are several pending accounting standards that we have not implemented either because the standard has not been finalized or the implementation date has not yet occurred. For a discussion of these pending standards, see Note 2 of the financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          LINCOLN BENEFIT LIFE COMPANY
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN THOUSANDS)                                        YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                      2007      2006      2005
                                                    -------   -------   -------
REVENUES
Net investment income                               $14,257   $13,948   $13,632
Realized capital gains and losses                      (417)   (1,255)     (174)
                                                    -------   -------   -------
INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE     13,840    12,693    13,458
Income tax expense                                    4,835     4,433     4,671
                                                    -------   -------   -------
NET INCOME                                            9,005     8,260     8,787
                                                    -------   -------   -------
OTHER COMPREHENSIVE INCOME (LOSS), AFTER-TAX
Change in unrealized net capital gains and losses     4,307      (885)   (4,772)
                                                    -------   -------   -------
COMPREHENSIVE INCOME                                $13,312   $ 7,375   $ 4,015
                                                    =======   =======   =======

                       See notes to financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                        STATEMENTS OF FINANCIAL POSITION

(IN THOUSANDS, EXCEPT PAR VALUE DATA)                                 DECEMBER 31,
                                                               -------------------------
                                                                   2007          2006
                                                               -----------   -----------
ASSETS
Investments
   Fixed income securities, at fair value (amortized cost
      $266,792 and $268,331)                                   $   273,144   $   268,058
   Short-term                                                       28,057         8,264
                                                               -----------   -----------
      Total investments                                            301,201       276,322
Cash                                                                18,612        23,352
Reinsurance recoverable from Allstate Life Insurance Company    18,777,851    19,131,870
Reinsurance recoverable from non-affiliates                      1,422,931     1,203,864
Receivable from affiliates, net                                         --        24,990
Other assets                                                       112,285       104,971
Separate accounts                                                3,067,127     3,097,550
                                                               -----------   -----------
         TOTAL ASSETS                                          $23,700,007   $23,862,919
                                                               ===========   ===========
LIABILITIES
Contractholder funds                                           $17,820,885   $18,195,622
Reserve for life-contingent contract benefits                    2,348,116     2,126,455
Unearned premiums                                                   25,819        25,935
Deferred income taxes                                                2,479           135
Payable to affiliates, net                                          21,912            --
Current income taxes payable                                         4,815         4,412
Other liabilities and accrued expenses                             118,916       136,184
Separate accounts                                                3,067,127     3,097,550
                                                               -----------   -----------
         TOTAL LIABILITIES                                      23,410,069    23,586,293
                                                               -----------   -----------
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 8)

SHAREHOLDER'S EQUITY
Common stock, $100 par value, 30 thousand shares authorized,
   25 thousand shares issued and outstanding                         2,500         2,500
Additional capital paid-in                                         180,000       180,000
Retained income                                                    103,309        94,304
Accumulated other comprehensive income:
   Unrealized net capital gains and losses                           4,129          (178)
                                                               -----------   -----------
         Total accumulated other comprehensive income                4,129          (178)
                                                               -----------   -----------
         TOTAL SHAREHOLDER'S EQUITY                                289,938       276,626
                                                               -----------   -----------
         TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY            $23,700,007   $23,862,919
                                                               ===========   ===========

                       See notes to financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                       STATEMENTS OF SHAREHOLDER'S EQUITY

(IN THOUSANDS)                                          YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      2007        2006      2005
                                                    --------   --------   --------
COMMON STOCK                                        $  2,500   $  2,500   $  2,500
                                                    --------   --------   --------
ADDITIONAL CAPITAL PAID-IN                           180,000    180,000    180,000
                                                    --------   --------   --------
RETAINED INCOME
Balance, beginning of year                            94,304     86,044     77,257
Net income                                             9,005      8,260      8,787
                                                    --------   --------   --------
Balance, end of year                                 103,309     94,304     86,044
                                                    --------   --------   --------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of year                              (178)       707      5,479
Change in unrealized net capital gains and losses      4,307       (885)    (4,772)
                                                    --------   --------   --------
Balance, end of year                                   4,129       (178)       707
                                                    --------   --------   --------
TOTAL SHAREHOLDER'S EQUITY                          $289,938   $276,626   $269,251
                                                    ========   ========   ========

                       See notes to financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                            STATEMENTS OF CASH FLOWS

(IN THOUSANDS)                                                              YEAR ENDED DECEMBER 31,
                                                                        ------------------------------
                                                                          2007       2006       2005
                                                                        --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $  9,005   $  8,260   $  8,787
Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization and other non-cash items                                   25        424        466
      Realized capital gains and losses                                      417      1,255        174
      Changes in:
         Reserve for life-contingent contract benefits and
            contractholder funds, net of reinsurance recoverables        (18,124)     2,878      3,041
         Income taxes                                                        428       (337)     4,709
         Receivable/payable to affiliates, net                            46,902    (14,596)    17,055
         Other operating assets and liabilities                          (24,698)    25,112    (22,674)
                                                                        --------   --------   --------
            Net cash provided by operating activities                     13,955     22,996     11,558
                                                                        --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities:
      Proceeds from sales                                                  5,176     20,104      5,066
      Investment collections                                              13,732     15,244     22,557
      Investments purchases                                              (17,982)   (38,901)   (67,948)
Change in short-term investments                                         (19,621)    (4,440)    26,584
                                                                        --------   --------   --------
            Net cash used in investing activities                        (18,695)    (7,993)   (13,741)
                                                                        --------   --------   --------
NET (DECREASE) INCREASE IN CASH                                           (4,740)    15,003     (2,183)
CASH AT BEGINNING OF YEAR                                                 23,352      8,349     10,532
                                                                        --------   --------   --------
CASH AT END OF YEAR                                                     $ 18,612   $ 23,352   $  8,349
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

     To conform to the current year presentation, certain amounts in the prior years' financial statements and notes have been reclassified.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NATURE OF OPERATIONS

     The Company sells life insurance, retirement and investment products to individual customers. The principal products are fixed annuities, and interest-sensitive, traditional and variable life insurance, and accident and health insurance.

     The Company is authorized to sell life insurance, retirement and investment products in all states except New York, as well as in the District of Columbia, Guam and the U.S. Virgin Islands. For 2007, the top geographic locations for statutory premiums and annuity considerations were California, Florida, Texas and Pennsylvania. No other jurisdiction accounted for more than 5% of statutory premiums and annuity considerations. All statutory premiums and annuity considerations are ceded under reinsurance agreements.

     The Company distributes its products through multiple distribution channels, including Allstate exclusive agencies, which include exclusive financial specialists, independent agents (including master brokerage agencies and workplace enrolling agents), and financial services firms, such as banks and broker-dealers.

     The Company monitors economic and regulatory developments that have the potential to impact its business. The ability of banks to affiliate with insurers may have a material adverse effect on all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors. The Company currently benefits from agreements with financial services entities that market and distribute its products; change in control of these non-affiliated entities could negatively impact the Company's sales. Furthermore, federal and state laws and regulations affect the taxation of insurance companies and life insurance and annuity products. Congress and various state legislatures have considered proposals that, if enacted, could impose a greater tax burden on the Company or could have an adverse impact on the tax treatment of some insurance products offered by the Company, including favorable policyholder tax treatment currently applicable to life insurance and annuities. Legislation that reduced the federal income tax rates applicable to certain dividends and capital gains realized by individuals, or other proposals, if adopted, that reduce the taxation or permit the establishment, of certain products or investments that may compete with life insurance or annuities could have an adverse effect on the Company's and ALIC's financial position or ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

     Fixed income securities include bonds, commercial mortgage-backed securities, mortgage-backed securities and asset-backed securities. Fixed income securities may be sold prior to their contractual maturity, are designated as available for sale and are carried at fair value. The fair value of fixed income securities is based upon observable market quotations, other market observable data or is derived from such quotations and market observable data. The fair value of privately placed fixed income securities is generally based on widely accepted pricing valuation models, which are developed internally. The valuation models use security specific information such as the credit rating of the issuer, industry sector of the issuer, maturity, estimated duration, call provisions, sinking fund requirements, coupon rate, quoted market prices of comparable securities and estimated liquidity premiums to determine security specific credit spreads. These spreads are then adjusted for illiquidity based on historical analysis and broker surveys. The difference between amortized cost and fair value, net of deferred income taxes, is reflected as a component of accumulated other comprehensive income. Cash received from calls, principal payments and make-whole payments is reflected as a component of proceeds from sales and cash received from maturities and pay-downs is reflected as a component of investment collections within the Statements of Cash Flows.

     Short-term investments are carried at cost or amortized cost, which approximates fair value.

     Investment income consists of interest and is recognized on an accrual basis using the effective yield method. Interest income on asset-backed securities, mortgage-backed securities and commercial mortgage-backed securities is determined considering estimated principal repayments obtained from widely accepted third party data sources and internal estimates. Accrual of income is suspended for fixed income securities that are in default or when the receipt of interest payments is in doubt.

     Realized capital gains and losses may include gains and losses on investment dispositions and write-downs in value due to other-than-temporary declines in fair value. Dispositions may include sales, losses recognized in anticipation of dispositions and other transactions such as calls and prepayments. Realized capital gains and losses on investment dispositions are determined on a specific identification basis.

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

     Traditional life insurance products consist principally of products with fixed and guaranteed premiums and benefits, primarily term and whole life insurance products. Premiums from these products are recognized as revenue when due from policyholders. Benefits are reflected in life and annuity contract benefits and recognized in relation to premiums so that profits are recognized over the life of the policy.

     Immediate annuities with life contingencies provide insurance protection over a period that extends beyond the period during which premiums are collected. Premiums from these products are recognized as revenue when received at the inception of the contract. Benefits and expenses are recognized in relation to premiums so that profits are recognized over the life of the contract.

     Interest-sensitive life contracts, such as universal life, single premium life and equity-indexed life, are insurance contracts whose terms are not fixed and guaranteed. The terms that may be changed include premiums paid by the contractholder, interest credited to the contractholder account balance and contract charges assessed against the contractholder account balance. Premiums from these contracts are reported as contractholder fund deposits. Contract charges consist of fees assessed against the contractholder account balance for cost of insurance (mortality risk), contract administration and early surrender. These contract charges are recognized as revenue when assessed against the contractholder account balance. Life and annuity contract benefits include life-contingent benefit payments in excess of the contractholder account balance.

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

     Interest credited to contractholder funds represents interest accrued or paid on interest-sensitive life contracts and investment contracts. Crediting rates for certain fixed annuities and interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions subject to contractually guaranteed minimum rates.

     Contract charges for variable life and variable annuity products consist of fees assessed against the contractholder account values for contract maintenance, administration, mortality, expense and early surrender. Contract benefits incurred include guaranteed minimum death, income, withdrawal and accumulation benefits.

REINSURANCE

     The Company has reinsurance agreements whereby all premiums, contract charges, interest credited to contractholder funds, contract benefits and substantially all expenses are ceded to ALIC and non-affiliated reinsurers (see Notes 3 and 7). Reinsurance recoverables and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the Statements of Financial Position. We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis and a provision for uncollectible reinsurance is recorded if needed. No amounts have been deemed unrecoverable in the three years ended December 31, 2007. The Company continues to have primary liability as the direct insurer for the risks reinsured.

     Investment income earned on the assets that support contractholder funds and the reserve for life-contingent contract benefits is not included in the Company's financial statements as those assets are owned and managed by ALIC under the terms of the reinsurance agreements.

INCOME TAXES

     The income tax provision is calculated under the liability method. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are unrealized capital gains and losses on fixed income securities and differences in tax basis of investments. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized (see
Note 9).

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS

     The reserve for life-contingent contract benefits payable under insurance policies including, traditional life insurance, life-contingent fixed annuities and voluntary health products, is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses (see Note 6). These assumptions, which for traditional life insurance, life-contingent fixed annuities and voluntary health products are applied using the net level premium method, include provisions for adverse deviation and generally vary by characteristics such as type of coverage, year of issue and policy duration.

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

SEPARATE ACCOUNTS

     Separate accounts assets are carried at fair value. Separate accounts liabilities are carried at the account values, which are equal to the carrying value of the corresponding assets. The assets of the separate accounts are legally segregated and available only to settle separate account contract obligations. Separate accounts liabilities represent the contractholders' claims to the related assets. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and therefore, are not included in the Company's Statements of Operations and Comprehensive Income. Deposits to and surrenders and withdrawals from the separate accounts are reflected in separate accounts liabilities and are not included in cash flows. Revenues to the Company from the separate accounts consist of contract charges for maintenance, administration, cost of insurance and surrender of the contract prior to the contractually specified date and are ceded to ALIC.

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

     In October 2005, the American Institute of Certified Pubic Accountants ("AICPA") issued SOP 05-1. SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those set forth in Statement of Financial Accounting Standards ("SFAS") No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments". SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs through the exchange of an existing contract for a new contract, or by amendment, endorsement or rider to an existing contract, or by the election of a feature or coverage within an existing contract. The Company adopted the provisions of SOP 05-1 on January 1, 2007, for internal replacements occurring in fiscal years beginning after December 15, 2006. The adoption of SOP 05-1 did not have any effect on the results of operations or financial position of the Company.

FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB") INTERPRETATION NO. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES -AN INTERPRETATION OF FASB STATEMENT NO. 109 AND FASB STAFF POSITION NO. FIN 48-1, DEFINITION OF SETTLEMENT IN FASB INTERPRETATION NO. 48 ("FIN 48")

     The FASB issued the interpretation in July 2006 and the staff position in May 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position's technical merits, that the position would be sustained upon examination by the respective taxing authorities. The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities. On January 1, 2007, the Company adopted the provisions of FIN 48, which were effective for fiscal years beginning after December 15, 2006. No cumulative effect of a change in accounting principle or adjustment to the liability for unrecognized tax benefits was recognized as a result of the adoption of FIN 48. Accordingly, the adoption of FIN 48 did not have an effect on the results of operations or financial position of the Company (see Note 9).

SECURITIES AND EXCHANGE COMMISSION ("SEC") STAFF ACCOUNTING BULLETIN NO. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS ("SAB 108")

     In September 2006, the SEC issued SAB 108 to eliminate the diversity of practice in the way misstatements are quantified for purposes of assessing their materiality in the financial statements. SAB 108 was intended to eliminate the potential for the build up of improper amounts on the balance sheet due to the limitations of certain methods of assessing materiality previously utilized by some reporting entities. SAB 108 established a single quantification framework wherein the significance determination is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. On December 31, 2006, the Company adopted the provisions of SAB 108 which were effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have any effect on the results of operations or financial position of the Company.

FASB STAFF POSITION NO. FAS 115-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS ("FSP FAS 115-1")

     FSP FAS 115-1 nullified the guidance in paragraphs 10-18 of Emerging Issues Task Force Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" and references existing other-than-temporary impairment guidance. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent income recognition for impaired debt securities. The Company adopted FSP FAS 115-1 as of January 1, 2006 on a prospective basis. The effect of adoption did not have a material effect on the results of operations or financial position of the Company.

SFAS NO. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS - A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3 ("SFAS NO. 154")

     SFAS No. 154 replaced Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise not required. The Company adopted SFAS No. 154 on January 1, 2006. The adoption of SFAS No. 154 did not have any effect on the results of operations or financial position of the Company.

PENDING ACCOUNTING STANDARDS

SFAS NO. 157, FAIR VALUE MEASUREMENTS ("SFAS NO. 157")

     In September 2006, the FASB issued SFAS No. 157, which redefines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Specifically, SFAS No. 157 establishes a three-level hierarchy for fair value measurements based upon the nature of the inputs to the valuation of an asset or liability. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. Additional disclosures and modifications to current fair value disclosures will be required upon adoption of SFAS No. 157. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157", which permits the deferral of the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company plans to utilize the deferral for non-financial assets and liabilities. The adoption of SFAS No. 157 is not expected to have a material effect on the Company's results of operations or financial position.

SFAS NO. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS NO. 159")

     In February 2007, the FASB issued SFAS No. 159 which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and financial liabilities, including most insurance contracts, at fair value. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement alternatives for similar types of financial assets and liabilities. The standard also requires additional information to aid financial statement users' understanding of the impacts of a reporting entity's decision to use fair value on its earnings and requires entities to display, on the face of the statement of financial position, the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity's first fiscal year beginning after November 15, 2007. The Company does not expect to apply the fair value option to any existing financial assets or liabilities as of January 1, 2008. Consequently, the initial adoption of SFAS No. 159 is expected to have no impact on the Company's results of operations or financial position.

SOP 07-1, CLARIFICATION OF THE SCOPE OF THE AUDIT AND ACCOUNTING GUIDE, INVESTMENT COMPANIES ("THE GUIDE") AND ACCOUNTING BY PARENT COMPANIES AND EQUITY METHOD INVESTORS FOR INVESTMENTS IN INVESTMENT COMPANIES ("SOP 07- 1")

     In June 2007, the AICPA issued SOP 07-1 which provides guidance for determining whether an entity falls within the scope of the Guide and whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary or by an equity method investor in an investment company. SOP 07-1 was to be effective for fiscal years beginning on or after December 15, 2007, however in February 2008, the FASB issued FASB Staff Position No. SOP 07-1-1, "Effective Date of AICPA Statement of Position 07-1", which amends SOP 07-1 to (1) delay indefinitely the effective date of the SOP and (2) prohibit adoption of the SOP for an entity that did not early adopt the SOP before December 15, 2007. The Company did not early adopt SOP 07-1. Consequently, the standard is expected to have no impact on the Company's results of operations or financial position.

FASB STAFF POSITION NO. FIN 39-1, AMENDMENT OF FASB INTERPRETATION NO. 39 ("FSP FIN 39-1")

     In April 2007, the FASB issued FSP FIN 39-1, which amends FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts". FSP FIN 39-1 replaces the terms "conditional contracts" and "exchange contracts" with the term "derivative instruments" and requires a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The effects of applying FSP FIN 39-1, if any, are to be recorded as a change in accounting principle through retrospective application unless such application is determined to be impractical. The adoption of FSP FIN 39-1 is not expected to have a material impact on the Company's results of operations or financial position based on the current level of derivative activity.

3. RELATED PARTY TRANSACTIONS

BUSINESS OPERATIONS

     The Company uses services provided by its affiliates, AIC, ALIC and Allstate Investments LLC, and business facilities owned or leased and operated by AIC in conducting its business activities. In addition, the Company shares the services of employees with AIC. The Company reimburses its affiliates for the operating expenses incurred on behalf of the Company. The Company is charged for the cost of these operating expenses based on the level of services provided. Operating expenses, including compensation, retirement and other benefit programs allocated to the Company were $202.2 million, $192.3 million and $158.7 million in 2007, 2006 and 2005, respectively. Of these costs, the Company retains investment related expenses on the invested assets of the Company. All other costs are ceded to ALIC under the reinsurance agreements.

BROKER-DEALER SERVICES

     The Company has a service agreement with Allstate Distributors, LLC ("ADLLC"), a broker-dealer affiliate of the Company, whereby ADLLC promotes and markets the fixed and variable annuities sold by the Company to unaffiliated financial services firms. In addition, ADLLC acts as the underwriter of variable annuities sold by the Company. In return for these services, the Company recorded commission expense of $3.4 million, $1.1 million and $659 thousand for the years ended December 31, 2007, 2006 and 2005, respectively, that was ceded to ALIC under the terms of the reinsurance agreements.

     The Company receives distribution services from Allstate Financial Services, LLC ("AFS"), an affiliated broker-dealer company, for certain variable annuity and variable life insurance contracts sold by Allstate exclusive agencies. For these services, the Company incurred $25.5 million, $42.7 million and $44.6 million of commission and other distribution expenses for the years ended December 31, 2007, 2006 and 2005, respectively, that were ceded to ALIC under the terms of the reinsurance agreements.

     The Company has a wholesaling and marketing support agreement with ALFS, Inc. ("ALFS"), an affiliated broker-dealer company, whereby ALFS underwrites and promotes the offer, sale and servicing of variable annuities issued by the Company and sold by AFS. In return for these services, the Company incurred commission expense of $333.5 thousand and $1.5 million for 2007 and 2006, respectively. This expense was ceded to ALIC under the terms of the reinsurance agreements.

REINSURANCE

     The following table summarizes amounts that were ceded to ALIC and reported net in the Statements of Operations and Comprehensive Income under the reinsurance agreements:

($ IN THOUSANDS)                                  YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                              2007         2006         2005
                                           ----------   ----------   ----------
Premiums and contract charges              $  623,102   $  546,554   $  461,496
Interest credited to contractholder
   funds, contract benefits and expenses    1,421,831    1,487,799    1,483,707

     Reinsurance recoverables due from ALIC totaled $18.78 billion and $19.13 billion as of December 31, 2007 and 2006, respectively.

INCOME TAXES

     The Company is a party to a federal income tax allocation agreement with the Corporation (see Note 9).

DEBT

     The Company has an intercompany loan agreement with the Corporation. The amount of intercompany loans available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. The Company had no amounts outstanding under the intercompany loan agreement at December 31, 2007 and 2006. The Corporation uses commercial paper borrowings, bank lines of credit and repurchase agreements to fund intercompany borrowings.

4. INVESTMENTS

FAIR VALUES

     The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:

                                                    GROSS UNREALIZED
($ IN THOUSANDS)                        AMORTIZED   ----------------      FAIR
AT DECEMBER 31, 2007                       COST      GAINS    LOSSES     VALUE
                                        ---------   ------   -------   --------
U.S. government and agencies             $110,214   $5,642   $   (36)  $115,820
Corporate                                  84,798      917      (903)    84,812
Municipal                                     501       30        --        531
Mortgage-backed securities                 28,114       94      (303)    27,905
Commercial mortgage-backed securities      32,131      579      (109)    32,601
Asset-backed securities                    11,034      453       (12)    11,475
                                         --------   ------   -------   --------
   Total fixed income securities         $266,792   $7,715   $(1,363)  $273,144
                                         ========   ======   =======   ========
AT DECEMBER 31, 2006
U.S. government and agencies             $116,821   $2,609   $(1,467)  $117,963
Corporate                                  74,755      613    (1,987)    73,381
Municipal                                     502       31        --        533
Mortgage-backed securities                 29,963       98      (817)    29,244
Commercial mortgage-backed securities      32,095      635      (315)    32,415
Asset-backed securities                    14,195      366       (39)    14,522
                                         --------   ------   -------   --------
   Total fixed income securities         $268,331   $4,352   $(4,625)  $268,058
                                         ========   ======   =======   ========

SCHEDULED MATURITIES

     The scheduled maturities for fixed income securities are as follows at December 31, 2007:

                                         AMORTIZED      FAIR
($ IN THOUSANDS)                            COST       VALUE
                                         ---------   --------
Due in one year or less                   $  5,999   $  5,993
Due after one year through five years      108,836    111,555
Due after five years through ten years      75,110     76,697
Due after ten years                         37,699     39,519
                                          --------   --------
                                           227,644    233,764
Mortgage and asset-backed securities        39,148     39,380
                                          --------   --------
   Total                                  $266,792   $273,144
                                          ========   ========

     Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage- and asset-backed securities, they are not categorized by contractual maturity. The commercial mortgage-backed securities are categorized by contractual maturity because they generally are not subject to prepayment risk.

NET INVESTMENT INCOME

     Net investment income for the years ended December 31 is as follows:

($ IN THOUSANDS)                         2007      2006      2005
                                       -------   -------   -------
Fixed income securities                $13,533   $13,495   $13,190
Short-term investments                   1,117       762       689
                                       -------   -------   -------
   Investment income, before expense    14,650    14,257    13,879
   Investment expense                     (393)     (309)     (247)
                                       -------   -------   -------
   Net investment income               $14,257   $13,948   $13,632
                                       =======   =======   =======

REALIZED CAPITAL GAINS AND LOSSES, AFTER-TAX

     Realized capital gains and losses for the years ended December 31 are as follows.

($ IN THOUSANDS)                                2007     2006     2005
                                               -----   -------   -----
Realized capital gains and losses, pretax      $(417)  $(1,255)  $(174)
Income tax benefit                               146       438      60
                                               -----   -------   -----
Realized capital gains and losses, after-tax   $(271)  $  (817)  $(114)
                                               =====   =======   =====

     Gross losses of $32 thousand, $1.3 million and $174 thousand were realized on sales of fixed income securities during 2007, 2006 and 2005, respectively. There were no gross gains realized on sales of fixed income securities during 2007, 2006 or 2005.

UNREALIZED NET CAPITAL GAINS AND LOSSES

     Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

                                                     GROSS UNREALIZED
($ IN THOUSANDS)                            FAIR     ----------------   UNREALIZED
AT DECEMBER 31, 2007                        VALUE     GAINS    LOSSES    NET GAINS
                                          --------   ------   -------   ----------
Fixed income securities                   $273,144   $7,715   $(1,363)   $ 6,352
Deferred income taxes                                                     (2,223)
                                                                         -------
Unrealized net capital gains and losses                                  $ 4,129
                                                                         =======

                                                     GROSS UNREALIZED
($ IN THOUSANDS)                            FAIR     ----------------   UNREALIZED
AT DECEMBER 31, 2006                        VALUE     GAINS    LOSSES    NET GAINS
                                          --------   ------   -------   ----------
Fixed income securities                   $268,058   $4,352   $(4,625)   $  (273)
Deferred income taxes                                                         95
                                                                         -------
Unrealized net capital gains and losses                                  $  (178)
                                                                         =======

CHANGE IN UNREALIZED NET CAPITAL GAINS AND LOSSES

     The change in unrealized net capital gains and losses for the years ended December 31 is as follows:

($ IN THOUSANDS)                                        2007      2006      2005
                                                      -------   -------   -------
Fixed income securities                               $ 6,625   $(1,361)  $(7,340)
Deferred income taxes                                  (2,318)      476     2,568
                                                      -------   -------   -------
Decrease in unrealized net capital gains and losses   $ 4,307   $  (885)  $(4,772)
                                                      =======   =======   =======

PORTFOLIO MONITORING

     Inherent in the Company's evaluation of a particular security are assumptions and estimates about the financial condition of the issuer and its future earnings potential. Some of the factors considered in evaluating whether a decline in fair value is other-than-temporary are: 1) the Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the recoverability of principal and interest; 3) the length of time and extent to which the fair value has been less than amortized cost; 4) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect access to liquidity.

     The following table summarizes the gross unrealized losses and fair value of fixed income securities by the length of time that individual securities have been in a continuous unrealized loss position.

                                 LESS THAN 12 MONTHS                 12 MONTHS OR MORE
                          --------------------------------   ---------------------------------      TOTAL
($ IN THOUSANDS)            NUMBER      FAIR    UNREALIZED     NUMBER      FAIR     UNREALIZED   UNREALIZED
AT DECEMBER 31, 2007      OF ISSUES    VALUE      LOSSES     OF ISSUES     VALUE      LOSSES       LOSSES
                          ---------   -------   ----------   ---------   --------   ----------   ----------
Fixed income securities
U.S. Government and
   agencies                    1      $ 4,095     $  (7)          1      $  2,984    $   (29)     $   (36)
Corporate                      3        6,065       (76)         16        33,087       (827)        (903)
Mortgage-backed
   securities                  1        5,595       (44)          8        15,983       (259)        (303)
Commercial mortgage-
   backed securities           1        1,946       (59)          6        13,054        (50)        (109)
Asset-backed securities       --           --        --           1           991        (12)         (12)
                             ---      -------     -----         ---      --------    -------      -------
   Total                       6      $17,701     $(186)         32      $ 66,099    $(1,177)     $(1,363)
                             ===      =======     =====         ===      ========    =======      =======
Investment grade fixed
   income securities           6      $17,701     $(186)         32      $ 66,099    $(1,177)     $(1,363)
Below investment
   grade fixed income
   securities                 --           --        --          --            --         --           --
                             ---      -------     -----         ---      --------    -------      -------
Total fixed income
   securities                  6      $17,701     $(186)         32      $ 66,099    $(1,177)     $(1,363)
                             ===      =======     =====         ===      ========    =======      =======
AT DECEMBER 31, 2006
Fixed income securities
U.S. Government and
   agencies                    4      $26,597     $(153)         10      $ 44,123    $(1,314)     $(1,467)
Corporate                      2        1,985       (18)         24        46,462     (1,969)      (1,987)
Mortgage-backed
   securities                  1            1        --          10        25,880       (817)        (817)
Commercial mortgage-
   backed securities           1        2,483        (9)          6        12,813       (306)        (315)
Asset-backed securities       --           --        --           1           968        (39)         (39)
                             ---      -------     -----         ---      --------    -------      -------
     Total                     8      $31,066     $(180)         51      $130,246    $(4,445)     $(4,625)
                             ===      =======     =====         ===      ========    =======      =======
Investment grade fixed
   income securities           8      $31,066     $(180)         51      $130,246    $(4,445)     $(4,625)
Below investment
   grade fixed income
   securities                 --           --        --          --            --         --           --
                             ---      -------     -----         ---      --------    -------      -------
Total fixed income
   securities                  8      $31,066     $(180)         51      $130,246    $(4,445)     $(4,625)
                             ===      =======     =====         ===      ========    =======      =======

     At December 31, 2007, all unrealized losses are related to fixed income securities with an unrealized loss position less than 20% of amortized cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired. All of the unrealized losses are related to investment grade fixed income securities. Investment grade is defined as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody's or a rating of AAA, AA, A or BBB from Standard & Poor's, Fitch or Dominion; or aaa, aa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available. Unrealized losses on investment grade securities are principally related to rising interest rates or changes in credit spreads since the securities were acquired.

     Unrealized losses on mortgage-backed, asset-backed and commercial mortgage-backed holdings were evaluated based on credit ratings, as well as the performance of the underlying collateral relative to the securities' positions in the securities' respective capital structure. The unrealized losses on asset-backed securities that had credit enhancements from bond insurers were evaluated on the quality of the underlying security. These investments were determined to have adequate resources to fulfill contractual obligations.

     As of December 31, 2007, the Company had the intent and ability to hold the fixed income securities with unrealized losses for a period of time sufficient for them to recover.

OTHER INVESTMENT INFORMATION

     At December 31, 2007, fixed income securities and short-term investments with a carrying value of $9.8 million were on deposit with regulatory authorities as required by law.

5. FINANCIAL INSTRUMENTS

     In the normal course of business, the Company invests in various financial assets and incurs various financial liabilities. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since certain reinsurance recoverables, reserve for life-contingent contract benefits and deferred income taxes are not included in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". Other assets and liabilities considered financial instruments, such as accrued investment income and cash, are generally of a short-term nature. Their carrying values are deemed to approximate fair value.

FINANCIAL ASSETS

                                             DECEMBER 31, 2007           DECEMBER 31, 2006
                                         -------------------------   -------------------------
                                           CARRYING        FAIR        CARRYING        FAIR
($ IN THOUSANDS)                            VALUE         VALUE         VALUE         VALUE
                                         -----------   -----------   -----------   -----------
Fixed income securities                  $   273,144   $   273,144   $   268,058   $   268,058
Short-term investments                        28,057        28,057         8,264         8,264
Reinsurance recoverables on investment
   contracts                              14,585,478    13,880,704    15,965,432    15,120,781
Separate accounts                          3,067,127     3,067,127     3,097,550     3,097,550

     The fair values of fixed income securities are based upon observable market quotations, observable market data or are derived from such quotations and observable market data. The fair value of privately placed fixed income securities is generally based on widely accepted pricing valuation models, which are developed internally. Short-term investments are highly liquid investments with maturities of one year or less whose carrying values are deemed to approximate fair value. The fair value of reinsurance recoverables on investment contracts is based on the fair value of the underlying annuity contract account liabilities, adjusted for credit risk. Separate accounts assets are carried in the Statements of Financial Position at fair value based on observable market prices.

FINANCIAL LIABILITIES

                                                   DECEMBER 31, 2007           DECEMBER 31, 2006
                                               -------------------------   -------------------------
                                                 CARRYING        FAIR        CARRYING       FAIR
($ IN THOUSANDS)                                  VALUE         VALUE         VALUE         VALUE
                                               -----------   -----------   -----------   -----------
Contractholder funds on investment contracts   $14,574,593   $13,883,714   $15,334,580   $14,498,948
Separate accounts                                3,067,127     3,067,127     3,097,550     3,097,550

     Contractholder funds include interest-sensitive life insurance contracts and investment contracts. Interest-sensitive life insurance contracts are not considered financial instruments subject to fair value disclosure requirements. The fair value of investment contracts is based on the terms of the underlying contracts. Fixed annuities are valued at the account balance less surrender charges. Immediate annuities without life contingencies are valued at the present value of future benefits using current interest rates. Market value adjusted annuities' fair value is estimated to be the market adjusted surrender value. Equity-indexed annuity contracts' fair value approximates carrying value since the embedded equity options are carried at fair value in the financial statements. Separate accounts liabilities are carried at the account values, which are equal to the carrying value of the corresponding assets.

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

                                                               CARRYING      CARRYING
                                       NOTIONAL       FAIR       VALUE        VALUE
($ IN THOUSANDS)                        AMOUNT       VALUE      ASSETS    (LIABILITIES)
                                      ----------   ---------   --------   -------------
AT DECEMBER 31, 2007
--------------------
Equity-indexed and forward starting
   options in life and annuity
   product contracts                  $3,611,546   $(102,858)     $--       $(102,858)
Guaranteed accumulation benefits         331,597        (306)      --            (306)
Guaranteed withdrawal benefits            61,994          50       --              50
Other embedded derivative financial
   instruments                             3,775          (5)      --              (5)

                                                               CARRYING      CARRYING
                                       NOTIONAL       FAIR       VALUE        VALUE
($ IN THOUSANDS)                        AMOUNT       VALUE      ASSETS    (LIABILITIES)
                                      ----------   ---------   --------   -------------
AT DECEMBER 31, 2006
--------------------
Equity-indexed and forward starting
   options in life and annuity
   product contracts                  $3,016,132   $(167,707)     $--       $(167,707)
Guaranteed accumulation benefits         340,157       1,381       --           1,381
Guaranteed withdrawal benefits            62,736          43       --              43
Other embedded derivative financial
   instruments                             3,775          (5)      --              (5)

    The notional amounts specified in the contracts are used to calculate the exchange of contractual payments under the agreements and are generally not representative of the potential for gain or loss on these agreements.

    Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive (pay) to terminate the derivative contracts at the reporting date. The fair values are determined using widely accepted valuation models and other appropriate valuation methods.

    Market risk is the risk that the Company will incur losses due to adverse changes in market rates and prices. Market risk exists for all of the derivative financial instruments the Company currently holds, as these instruments may become less valuable due to adverse changes in market conditions.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     There were no off-balance-sheet financial instruments at December 31, 2007 or 2006.

6. RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS AND CONTRACTHOLDER FUNDS

     At December 31, the reserve for life-contingent contract benefits consists of the following:

($ IN THOUSANDS)                                            2007         2006
                                                         ----------   ----------
Immediate annuities                                      $  709,195   $  722,539
Traditional life                                          1,045,153      932,866
Other                                                       593,768      471,050
                                                         ----------   ----------
   Total reserve for life-contingent contract benefits   $2,348,116   $2,126,455
                                                         ==========   ==========

    The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits:

           PRODUCT                       MORTALITY                INTEREST RATE           ESTIMATION METHOD
------------------------------   -------------------------   ----------------------   ------------------------
Immediate annuities              1983 individual annuity     Interest rate            Present value of
                                 mortality table             assumptions range from   expected future benefits
                                 1983-a annuity mortality    3.0% to 8.8%             based on historical
                                 table                                                experience
                                 Annuity 2000 mortality
                                 table

Traditional life                 Actual company experience   Interest rate            Net level premium
                                 plus loading                assumptions range from   reserve method using the
                                                             4.0% to 8.0%             Company's withdrawal
                                                                                      experience rates

Other:
   Variable annuity              90% of 1994 group annuity   Interest rate            Projected benefit ratio
      guaranteed minimum death   mortality table with        assumptions range from   applied to cumulative
      benefits                   internal modifications      6.5% to 7.0%             assessments

   Accident & health             Actual company experience                            Unearned premium;
                                 plus loading                                         additional contract
                                                                                      reserves for traditional
                                                                                      life

     At December 31, contractholder funds consists of the following:

($ IN THOUSANDS)                       2007          2006
                                   -----------   -----------
Interest-sensitive life            $ 3,217,074   $ 2,841,433
Investment contracts:
   Immediate annuities                 457,683       480,602
   Fixed annuities                  14,089,197    14,822,531
   Other                                56,931        51,056
                                   -----------   -----------
      Total contractholder funds   $17,820,885   $18,195,622
                                   ===========   ===========

     The following table highlights the key contract provisions relating to contractholder funds:

                 PRODUCT                           INTEREST RATE          WITHDRAWAL/SURRENDER CHARGES
-----------------------------------------   ------------------------   -----------------------------------
Interest-sensitive life insurance           Interest rates credited    Either a percentage of account
                                            range from 3.5% to 6.0%    balance or dollar amount grading
                                                                       off generally over 20 years

Fixed annuities                             Interest rates credited    Either a declining or a level
                                            range from 2.2% to 8.8%    percentage charge generally over
                                            for immediate annuities    nine years or less. Additionally,
                                            and 1.7% to 16.0% for      approximately 27.9% of fixed
                                            fixed annuities            annuities are subject to market
                                                                       value adjustment for discretionary
                                                                       withdrawals.

Other investment contracts:
     Variable guaranteed minimum income     Interest rates used in     Withdrawal and surrender charges
     benefit and secondary guarantees       establishing reserves      are based on the terms of the
     on interest-sensitive life and fixed   range from 1.8% to 10.3%   related interest-sensitive life or
     annuities                                                         fixed annuity contract.

     Contractholder funds activity for the years ended December 31 is as follows:

($ IN THOUSANDS)                         2007          2006
                                     -----------   -----------
Balance, beginning of year           $18,195,622   $17,462,104
Deposits                               1,966,374     2,668,782
Interest credited                        762,956       865,479
Benefits                                (572,506)     (512,353)
Surrenders and partial withdrawals    (2,236,168)   (1,962,149)
Net transfers to separate accounts         2,834       (58,681)
Contract charges                        (303,528)     (255,710)
Other adjustments                          5,301       (11,850)
                                     -----------   -----------
Balance, end of year                 $17,820,885   $18,195,622
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

                                                  DECEMBER 31,
                                             ---------------------
($ IN MILLIONS)                                 2007        2006
                                             ---------   ---------
IN THE EVENT OF DEATH
   Separate account value                    $ 2,220.4   $ 2,333.2
   Net amount at risk (1)                    $    86.2   $   108.5
   Average attained age of contractholders    60 years    59 years

AT ANNUITIZATION
   Separate account value                    $   390.5   $   388.4
   Net amount at risk (2)                    $     1.0   $     0.6
   Weighted average waiting period until
      annuitization options available          3 years     3 years

FOR CUMULATIVE PERIODIC WITHDRAWALS
   Separate account value                    $    61.9   $    61.8
   Net amount at risk (3)                    $      --   $      --

ACCUMULATION AT SPECIFIED DATES
   Separate account value                    $   331.5   $   337.3
   Net amount at risk (4)                    $      --   $      --
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

     As of December 31, 2007, reserves for variable annuity contracts and secondary guarantee liabilities related to death, income, accumulation and withdrawal benefits were $40 million, $27 million, $306 thousand and $(50) thousand, respectively. As of December 31, 2006, reserves for variable annuity contracts and secondary guarantee liabilities related to death, income, accumulation and withdrawal benefits were $28 million, $33 million, $(1) thousand and $(43) thousand, respectively.

7. REINSURANCE

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

     Amounts recoverable from reinsurers are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. At December 31, 2007, 93.0% of the total reinsurance recoverables were related to ALIC and 7.0% were related to non-affiliated reinsurers. At December 31, 2007 and 2006, approximately 96% of the Company's non-affiliated reinsurance recoverables are due from companies rated A or better by Standard & Poor's.

     The effects of reinsurance on premiums and contract charges for the years ended December 31 are as follows:

($ IN THOUSANDS)                       2007         2006         2005
                                    ----------   ---------    ---------
PREMIUMS AND CONTRACT CHARGES

Direct                              $1,038,671   $ 944,823    $ 840,691
Assumed                                  9,132      10,238        6,572
Ceded:
   Affiliate                          (623,102)   (546,554)    (461,496)
   Non-affiliate                      (424,701)   (408,507)    (385,767)
                                    ----------   ---------    ---------
Premiums and contract charges,
   net of reinsurance               $       --   $      --    $      --
                                    ==========   =========    =========

     The effects of reinsurance on interest credited to contractholder funds, contract benefits and expenses for the years ended December 31 are as follows:

($ IN THOUSANDS)                        2007          2006          2005
                                    -----------   -----------   -----------
INTEREST CREDITED TO
   CONTRACTHOLDER FUNDS, CONTRACT
   BENEFITS AND EXPENSES
Direct                              $ 1,964,326   $ 1,972,975   $ 1,959,229
Assumed                                  10,473         9,762         7,658
Ceded:
   Affiliate                         (1,421,831)   (1,487,799)   (1,483,707)
   Non-affiliate                       (552,968)     (494,938)     (483,180)
                                    -----------   -----------   -----------
Interest credited to
   contractholder funds, contract
   benefits and expenses,
   net of reinsurance               $        --   $        --   $        --
                                    ===========   ===========   ===========
8. COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES

LEASES

     The Company leases certain office equipment. Total rent expense for all leases was $51 thousand, $57 thousand and $59 thousand in 2007, 2006 and 2005, respectively, and was ceded to ALIC under the terms of the reinsurance agreements.

     Minimum rental commitments under operating leases with an initial or remaining term of more than one year as of December 31, 2007 are as follows:

                   OPERATING
($ IN THOUSANDS)     LEASES
                   ---------
2008                  $ 3
2009                   --
Thereafter             --
                      ---
                      $ 3
                      ===

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

     The aggregate liability balance related to all guarantees, ceded to ALIC, was not material as of December 31, 2007.

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

LEGAL AND REGULATORY PROCEEDINGS AND INQUIRIES

BACKGROUND

     The Company and certain affiliates are involved in a number of lawsuits, regulatory inquiries, and other legal proceedings arising out of various aspects of its business. As background to the "Proceedings" subsection below, please note the following:

     - These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including the underlying facts of each matter; novel legal issues; variations between jurisdictions in which matters are being litigated, heard or investigated; differences in applicable laws and judicial interpretations; the length of time before many of these matters might be resolved by settlement, through litigation or otherwise; the fact that some of the lawsuits are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined; the fact that some of the lawsuits involve multi-state class actions in which the applicable law(s) for the claims at issue is in dispute and therefore unclear; and the current challenging legal environment faced by large corporations and insurance companies.

     - The outcome on these matters may also be affected by decisions, verdicts, and settlements, and the timing of such decisions, verdicts, and settlements, in other individual and class action lawsuits that involve the Company, other insurers, or other entities and by other legal, governmental, and regulatory actions that involve the Company, other insurers, or other entities.

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

     - Due to the complexity and scope of the matters disclosed in the "Proceedings" subsection below and the many uncertainties that exist, the ultimate outcome of these matters cannot be reasonably predicted. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved and may be material to the Company's operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters described below as they are resolved over time is not likely to have a material adverse effect on the financial position of the Company.

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

     - These matters include a lawsuit filed in 2001 by the U.S. Equal Employment Opportunity Commission ("EEOC") alleging retaliation under federal civil rights laws (the "EEOC I" suit) and a class action filed in 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act ("ADEA"), breach of contract and ERISA violations (the "Romero I" suit). In 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court's declaratory judgment that the release is voidable at the option of the release signer. The court also ordered that an agent who voids the release must return to AIC "any and all benefits received by the [agent] in exchange for signing the release." The court also stated that, "on the undisputed facts of record, there is no basis for claims of age discrimination." The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order and in January 2007, the judge denied their request. In June 2007, the court granted AIC's motions for summary judgment. Following plaintiffs' filing of a notice of appeal, the Third Circuit issued an order in December 2007 stating that the notice of appeal was not taken from a final order within the meaning of the federal law and thus not appealable at this time. Responses to the order were filed in mid-December.

     - The EEOC also filed another lawsuit in 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the "EEOC II" suit). In EEOC II, in 2006, the court granted partial summary judgment to the EEOC. Although the court did not determine that AIC was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether AIC had reasonable factors other than age to support the rehire policy. AIC's interlocutory appeal of the trial court's summary judgment order is now pending in the United States Court of Appeals for the Eighth Circuit.

     - AIC is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization. These plaintiffs have asserted breach of contract and ERISA claims. The court approved the form of class notice which was sent to approximately 1,800 potential class members in November 2007. Fifteen individuals opted out. AIC has moved for judgment on the pleadings and summary judgment.

     - A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue. These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in 2005. In June 2007, the court granted AIC's motion to dismiss the case. Following plaintiffs' filing of a notice of appeal, the Third Circuit issued an order in December 2007 stating that the notice of appeal was not taken from a final order within the meaning of the federal law and thus not appealable at this time. Responses to the order were filed in mid-December.

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

9. INCOME TAXES

     The Company joins the Corporation and its other eligible domestic subsidiaries (the "Allstate Group") in the filing of a consolidated federal income tax return and is party to a federal income tax allocation agreement (the "Allstate Tax Sharing Agreement"). Under the Allstate Tax Sharing Agreement, the Company pays to or receives from the Corporation the amount, if any, by which the Allstate Group's federal income tax liability is affected by virtue of inclusion of the Company in the consolidated federal income tax return. The Company also has a supplemental tax sharing agreement with respect to reinsurance ceded to ALIC to allocate the tax benefits and costs related to such reinsurance. Effectively, these agreements result in the Company's annual income tax provision being computed, with adjustments, as if the Company filed a separate return, adjusted for the reinsurance ceded to ALIC.

     The Internal Revenue Service ("IRS") is currently examining the Corporation's 2005 and 2006 federal income tax returns. The IRS has completed its examination of the Corporation's federal income tax returns through 2004 and the statute of limitations has expired on years prior to 2003.

     The Company adopted the provisions of FIN 48 on January 1, 2007. The Company had no liability for unrecognized tax benefits at January 1, 2007 or December 31, 2007, and believes it is reasonably possible that the liability balance will not significantly increase or decrease within the next twelve months. No amounts have been accrued for interest or penalties.

     The components of the deferred income tax assets and liabilities at December 31 are as follows:

                                           2007     2006
                                         -------   -----
($ IN THOUSANDS)
DEFERRED ASSETS
Unrealized net capital losses            $    --   $  95
DEFERRED LIABILITIES
Unrealized net capital gains              (2,223)     --
Difference in tax bases of investments      (254)   (229)
Other liabilities                             (2)     (1)
                                         -------   -----
   Total deferred liabilities             (2,479)   (230)
                                         -------   -----
      Net deferred liabilities           $(2,479)  $(135)
                                         =======   =====

     The components of income tax expense for the years ended December 31 are as follows:

($ IN THOUSANDS)               2007     2006     2005
                              ------   ------   ------

Current                       $4,810   $4,412   $4,769
Deferred                          25       21      (98)
                              ------   ------   ------
   Total income tax expense   $4,835   $4,433   $4,671
                              ======   ======   ======

     The Company paid income taxes of $4.4 million and $4.8 million in 2007 and 2006, respectively, and received an income tax refund of $38 thousand in 2005.

     A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

                                     2007     2006     2005
                                    -----    -----    -----
Statutory federal income tax rate    35.0%    35.0%    35.0%
Other                                (0.1)    (0.1)    (0.3)
                                    -----    -----    -----
Effective income tax rate            34.9%    34.9%    34.7%
                                    =====    =====    =====

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

     Statutory net income for 2007, 2006, and 2005 was $9.1 million, $9.1 million and $8.8 million, respectively. Statutory capital and surplus was $282.9 million and $274.4 million as of December 31, 2007 and 2006, respectively.

DIVIDENDS

     The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The payment of shareholder dividends by the Company without the prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that the Company can distribute during 2008 without prior approval of the Nebraska Department of Insurance is $28.3 million. In the twelve-month period beginning January 1, 2007, the Company did not pay any dividends.

11. OTHER COMPREHENSIVE INCOME

     The components of other comprehensive loss on a pre-tax and after-tax basis for the years ended December 31 are as follows:

($ IN THOUSANDS)

                                                                2007
                                                      -------------------------
                                                       Pre-              After-
                                                       tax       Tax       tax
                                                      ------   -------   ------
Unrealized holding losses arising during the period   $6,211   $(2,173)  $4,038
Less: reclassification adjustments                      (414)      145     (269)
                                                      ------   -------   ------
Unrealized net capital gains and losses                6,625    (2,318)   4,307
                                                      ------   -------   ------
Other comprehensive income                            $6,625   $(2,318)  $4,307
                                                      ======   =======   ======

                                                                2006
                                                      ------------------------
                                                        Pre-            After-
                                                        tax     Tax      tax
                                                      -------   ----   -------
Unrealized holding losses arising during the period   $(2,601)  $910   $(1,691)
Less: reclassification adjustments                     (1,240)   434      (806)
                                                      -------   ----   -------
Unrealized net capital gains and losses                (1,361)   476      (885)
                                                      -------   ----   -------
Other comprehensive loss                              $(1,361)  $476   $  (885)
                                                      =======   ====   =======

                                                                2005
                                                     --------------------------
                                                       Pre-              After-
                                                       tax       Tax      tax
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
                                                     =======   ======   =======

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF
LINCOLN BENEFIT LIFE COMPANY:

We have audited the accompanying Statements of Financial Position of Lincoln Benefit Life Company (the "Company", an affiliate of The Allstate Corporation) as of December 31, 2007 and 2006, and the related Statements of Operations and Comprehensive Income, Shareholder's Equity, and Cash Flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Lincoln Benefit Life Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Chicago, Illinois
March 13, 2008

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

     Management's Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria related to internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

     This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

     Changes in Internal Control over Financial Reporting. During the fiscal quarter ended December 31, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     On March 11, 2008, the Registrant executed the First Amendment to Service Agreement with Allstate Assignment Company ("AACO"), effective December 1, 2007. The Registrant and AACO are wholly-owned subsidiaries of Allstate Life Insurance Company. In the underlying service agreement, the Registrant provides personnel, equipment and facilities to AACO to assist AACO in its conduct of the business of an assignment company, and AACO agrees to pay the Registrant for such services. The amendment to the agreement specifies dates for payment. The Registrant has determined that both the First Amendment to Service Agreement, attached hereto as Exhibit 10.23, and the form of the underlying service agreement, attached hereto as Exhibit 10.22, are material definitive agreements and accordingly are being filed as such.

PART III

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1), (2), (3) and (4) Disclosure of fees -

     The following fees have been, or are anticipated to be billed by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu, and their respective affiliates, for professional services rendered to us for the fiscal years ending December 31, 2007 and 2006.

                   2007       2006
                 --------   --------
Audit fees (a)   $247,157   $216,500
                 --------   --------
TOTAL FEES       $247,157   $216,500
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

(5)(i) and (ii) Audit committee's pre-approval policies and procedures -

     The Audit Committee of The Allstate Corporation has established pre-approval policies and procedures for itself and its consolidated subsidiaries, including Lincoln Benefit. Those policies and procedures are incorporated into this Item 14 (5) by reference to Exhibit 99 - The Allstate Corporation Policy Regarding Pre-Approval of Independent Auditors' Services (the "Pre-Approval Policy"). In addition, in 2005 the Audit Committee of Allstate Life adopted the Pre-Approval Policy, as it may be amended from time to time by the Audit Committee or the Board of Directors of the Corporation, as its own policy, provided that the Designated Member referred to in such policy need not be independent because the New York Stock Exchange corporate governance standards do not apply to Allstate Life. The Board of Directors of Lincoln Benefit has delegated to the Audit Committee of ALIC the authority to approve services to be provided by Lincoln Benefit's independent auditor. All of the services provided by Deloitte & Touche LLP to Lincoln Benefit in 2007 and 2006 were pre-approved by The Allstate Corporation and Allstate Life Audit Committees.

PART IV

ITEM 15. (A) (1) EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements, notes thereto and related information of Lincoln Benefit are included in Item 8.

     Statements of Operations and Comprehensive Income
     Statements of Financial Position
     Statements of Shareholder's Equity
     Statements of Cash Flows
     Notes to Financial Statements
     Report of Independent Registered Public Accounting Firm

ITEM 15. (A) (2)

     The following additional financial statement schedules are furnished herewith pursuant to the requirements of Form 10-K.

Lincoln Benefit Life Company                                                      Page
-------------------------------------------------------------------------------   ----
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

Item 15. (a)(3) The following is a list of the exhibits filed as part of this Form 10-K. The SEC file number for the exhibits incorporated by reference is 333-111553 except as otherwise noted.

Exhibit No.                               Description
-----------   ------------------------------------------------------------------
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

10.1 Form of Investment Management Agreement among Allstate Investments, LLC, Allstate Insurance Company, The Allstate Corporation and certain affiliates effective January 1, 2007. Incorporated herein by reference to Exhibit 10.12 to Allstate Life Insurance Company's Annual Report on Form 10-K for 2007. (SEC File No. 000-31248)

10.2 Form of Tax Sharing Agreement among The Allstate Corporation and certain affiliates dated as of November 12, 1996. Incorporated herein by reference to Exhibit 10.24 to Allstate Life Insurance Company's Annual Report on Form 10-K for 2007. (SEC File No. 000-31248)

10.3 Cash Management Services Master Agreement between Allstate Insurance Company and Allstate Bank (aka Allstate Federal Savings
              Bank) dated March 16, 1999. Incorporated herein by reference to
              Exhibit 10.4 to Lincoln Benefit Life Company's Quarterly Report on Form 10-Q for quarter ended March 31, 2002.

10.4 Amendment No.1 to Cash Management Services Master Agreement effective January 5, 2001. Incorporated herein by reference to
              Exhibit 10.5 to Lincoln Benefit Life Company's Quarterly Report on Form 10-Q for quarter ended March 31, 2002.

10.5 Amendment No. 2 entered into November 8, 2002 to the Cash Management Services Master Agreement between Allstate Insurance Company, Allstate Bank and Allstate Motor Club, Inc. dated March 16, 1999. Incorporated herein by reference to Exhibit 10.19 to Allstate Life Insurance Company's Annual Report on Form 10-K filed for 2007. (SEC File No. 000-31248)

10.6 Premium Depository Service Supplement dated as of September 30, 2005 to Cash Management Services Master Agreement between Allstate Insurance Company, Allstate Bank, Allstate Motor Club, Inc. and certain other parties. Incorporated herein by reference to Exhibit
              10.20 to Allstate Life Insurance Company's Annual Report on Form 10-K filed for 2007. (SEC File No. 000-31248)

10.7 Variable Annuity Service Supplement dated November 10, 2005 to Cash Management Services Agreement between Allstate Bank, Allstate Life Insurance Company of New York and certain other parties. Incorporated herein by reference to Exhibit 10.21 to Allstate Life Insurance Company's Annual Report on Form 10-K filed for 2007. (SEC File No. 000-31248)

10.8 Sweep Agreement Service Supplement dated as of October 11, 2006 to Cash Management Services Master Agreement between Allstate Life Insurance Company, Allstate Bank, Allstate Motor Club, Inc. and certain other companies. Incorporated herein by reference to
              Exhibit 10.22 to Allstate Life Insurance Company's Annual Report on Form 10-K filed for 2007. (SEC File No. 000-31248)

10.9 Form of Amended and Restated Service and Expense Agreement between Allstate Insurance Company, The Allstate Corporation and certain affiliates effective January 1, 2004. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company's Annual Report on Form 10-K for 2007. (SEC File No. 000-31248)

10.10 Administrative Services Agreement between Lincoln Benefit Life Company and Allstate Life Insurance Company effective June 1, 2006. Incorporated herein by reference to Exhibit 10.1 to Lincoln Benefit Life Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.11 Administrative Services Agreement between Allstate Life Insurance Company and Lincoln Benefit Life Company dated October 1, 1996. Incorporated herein by reference to Exhibit 10.1 to Lincoln Benefit Life Company's Quarterly Report on Form 10-Q for quarter ended June 30, 2002.

10.12 First Amendment to Administrative Services Agreement between Allstate Life Insurance Company and Lincoln Benefit Life Company effective December 1, 2007. Incorporated herein by reference to
              Exhibit 10.1 to Lincoln Benefit Life Company's Current Report on Form 8-K filed February 4, 2008.

10.13 Administrative Services Agreement between Allstate Life Insurance Company and Lincoln Benefit Life Company, effective September 1, 1998 and as amended effective June 19, 2000. Incorporated herein by reference to Exhibit 10.4 to Lincoln Benefit Life Company's Quarterly Report on Form 10-Q for quarter ended June 30, 2002.

10.14 Second Amendment to Administrative Services Agreement between Allstate Life Insurance Company and Lincoln Benefit Life Company effective December 1, 2007. Incorporated herein by reference to
              Exhibit 10.1 to Lincoln Benefit Life Company's Current Report on Form 8-K filed February 1, 2008.

10.15 Principal Underwriting Agreement between Lincoln Benefit Life Company and ALFS, Inc., effective November 25, 1998. (Variable Universal Life Account). Incorporated herein by reference to
              Exhibit 10.6 to Lincoln Benefit Life Company's Quarterly Report on Form 10-Q for quarter ended June 30, 2002.

10.16 Amended and Restated Principal Underwriting Agreement between Lincoln Benefit Life Company and ALFS, Inc. effective June 1, 2006. Incorporated herein by reference to Exhibit 10.1 to Lincoln Benefit Life Company's Current Report on Form 8-K filed December 20, 2007.

10.17         Selling Agreement between Lincoln Benefit Life Company, ALFS, Inc.
              (f/k/a Allstate Financial Services, Inc.) and Allstate Financial Services, LLC (f/k/a LSA Securities, Inc.) effective August 2, 1999. Incorporated herein by reference to Exhibit 10.8 to Allstate Life Insurance Company's Annual Report on Form 10-K for 2003. (SEC File No. 000-31248)

10.18 Coinsurance Agreement between Allstate Life Insurance Company and Lincoln Benefit Life Company, effective December 31, 2001. Incorporated herein by reference to Exhibit 10.11 to Lincoln Benefit Life Company's Quarterly Report on Form 10-Q for quarter ended June 30, 2002.

10.19 Modified Coinsurance Agreement between Allstate Life Insurance Company and Lincoln Benefit Life Company, effective December 31, 2001. Incorporated herein by reference to Exhibit 10.12 to Lincoln Benefit Life Company's Quarterly Report on Form 10-Q for quarter ended June 30, 2002.

10.20 Modified Coinsurance Agreement between Allstate Life Insurance Company and Lincoln Benefit Life Company, effective December 31, 2001. Incorporated herein by reference to Exhibit 10.13 to Lincoln Benefit Life Company's Quarterly Report on Form 10-Q for quarter ended June 30, 2002.

10.21 Intercompany Loan Agreement among The Allstate Corporation, Allstate Life Insurance Company, Lincoln Benefit Life Company and other certain subsidiaries of The Allstate Corporation dated February 1, 1996. Incorporated herein by reference to Exhibit
              10.24 of Allstate Life Insurance Company's Annual Report on Form 10-K for 2006. (SEC File No. 000-31248)

10.22 Form of Service Agreement between Lincoln Benefit Life Company and Allstate Assignment Company effective June 25, 2001.

10.23 First Amendment to Service Agreement between Lincoln Benefit Life Company and Allstate Assignment Company effective December 1, 2007.

10.24 Agreement for the Settlement of State and Local Tax Credits among Allstate Insurance Company and certain affiliates effective January 1, 2007. Incorporated herein by reference to Exhibit 10.1 to Lincoln Benefit Life Company's Current Report on Form 8-K filed February 21, 2008.

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

ITEM 15. (b)

The exhibits are listed in Item 15. (a) (3) above.

ITEM 15. (c)

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

                                        LINCOLN BENEFIT LIFE COMPANY
                                        (Registrant)


March 14, 2008                          /s/ Samuel H. Pilch
                                        ----------------------------------------
                                        Samuel H. Pilch
                                        (Controller)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

SIGNATURE                                    TITLE                     DATE
-----------------------------   -------------------------------   --------------

/s/ James E. Hohmann            Chairman of the Board and         March 14, 2008
-----------------------------   Chief Executive Officer
James E. Hohmann                (Principal Executive Officer)


/s/ John C. Pintozzi            Vice President, Chief Financial   March 14, 2008
-----------------------------   Officer and a Director
John C. Pintozzi                (Principal Financial Officer)


/s/ Lawrence W. Dahl            President, Chief Operating        March 14, 2008
-----------------------------   Officer and a Director
Lawrence W. Dahl

/s/ John C. Lounds              Director                          March 14, 2008
-----------------------------
John C. Lounds


/s/ Kevin R. Slawin             Director                          March 14, 2008
-----------------------------
Kevin R. Slawin


/s/ Michael J.Velotta           Director                          March 14, 2008
-----------------------------
Michael J. Velotta


/s/ Douglas B. Welch            Director                          March 14, 2008
-----------------------------
Douglas B.Welch

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

                          LINCOLN BENEFIT LIFE COMPANY
  SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2007

                                                                                               AMOUNTS AT
                                                                                              WHICH SHOWN
                                                                                               ON BALANCE
($ IN THOUSANDS)                                                        COST     FAIR VALUE      SHEET
                                                                      --------   ----------   -----------
Type of investment

Fixed maturities:
   Bonds:
      United States government, government agencies and authorities   $110,214    $115,820      $115,820
      States, municipalities and political subdivisions                    501         531           531
      Public utilities                                                   4,107       4,003         4,003
      All other corporate bonds                                         80,691      80,809        80,809
   Mortgage-backed securities                                           28,114      27,905        27,905
   Asset-backed securities                                              11,034      11,475        11,475
   Commercial mortgage-backed securities                                32,131      32,601        32,601
                                                                      --------    --------      --------
      Total fixed maturities                                           266,792    $273,144       273,144
                                                                      --------    ========      --------
Short-term investments                                                  28,057                    28,057
                                                                      --------                  --------
      Total investments                                               $294,849                  $301,201
                                                                      ========                  ========

                          LINCOLN BENEFIT LIFE COMPANY
                            SCHEDULE IV--REINSURANCE

($ IN THOUSANDS)

                                                                                     PERCENTAGE
                                                                                      OF AMOUNT
                                     GROSS                                    NET      ASSUMED
YEAR ENDED DECEMBER 31, 2007        AMOUNT        CEDED (1)      ASSUMED    AMOUNT     TO NET
                                 ------------   ------------   ----------   ------   ----------
Life insurance in force          $315,111,039   $322,635,416   $7,524,377     $--        --
                                 ============   ============   ==========     ===
Premiums and contract charges:
   Life and annuities            $    922,355   $    931,487   $    9,132     $--        --
   Accident and health                116,316        116,316           --      --        --
                                 ------------   ------------   ----------     ---
                                 $  1,038,671   $  1,047,803   $    9,132     $--        --
                                 ============   ============   ==========     ===
YEAR ENDED DECEMBER 31, 2006

Life insurance in force          $283,305,442   $290,974,479   $7,669,037     $--        --
                                 ============   ============   ==========     ===
Premiums and contract charges:
   Life and annuities            $    822,872   $    833,110   $   10,238     $--        --
   Accident and health                121,951        121,951           --      --        --
                                 ------------   ------------   ----------     ---
                                 $    944,823   $    955,061   $   10,238     $--        --
                                 ============   ============   ==========     ===
YEAR ENDED DECEMBER 31, 2005

Life insurance in force          $244,866,423   $250,002,951   $5,136,528     $--        --
                                 ============   ============   ==========     ===
Premiums and contract charges:
   Life and annuities            $    729,320   $    735,892   $    6,572     $--        --
   Accident and health                111,371        111,371           --      --        --
                                 ------------   ------------   ----------     ---
                                 $    840,691   $    847,263   $    6,572     $--        --
                                 ============   ============   ==========     ===

(1) No reinsurance or coinsurance income was netted against premiums ceded in 2007, 2006 and 2005.