Form 10-Q
period 2008-03-31
LINCOLN BENEFIT LIFE CO
filed 2008-05-14
CIK 910739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of May 13, 2008, the Registrant had 25,000 common shares, $100 par value, outstanding, all of which are held by Allstate Life Insurance Company.

LINCOLN BENEFIT LIFE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
(in thousands)	2008	2007
	(Unaudited)
Revenues
Net investment income	$3,640	$3,584
Realized capital gains and losses	(254)	—

Income from operations before income tax expense	3,386	3,584
Income tax expense	1,161	1,252
Net income	$2,225	$2,332

See notes to condensed financial statements.

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
(in thousands, except par value data)	2008	2007
	(Unaudited)

Assets
Investments
Fixed income securities, at fair value (amortized cost $259,953 and $266,792)	$270,255	$273,144
Equity securities, at fair value (cost $5,359)	4,783	—
Short-term	33,014	28,057
Total investments	308,052	301,201

Cash	10,552	18,612
Reinsurance recoverable from Allstate Life Insurance Company	18,677,608	18,777,851
Reinsurance recoverable from non-affiliates	1,457,995	1,422,931
Other assets	104,926	112,285
Separate Accounts	2,752,293	3,067,127
Total assets	$23,311,426	$23,700,007

Liabilities
Contractholder funds	$17,711,060	$17,820,885
Reserve for life-contingent contract benefits	2,404,426	2,348,116
Unearned premiums	24,858	25,819
Deferred income taxes	3,659	2,479
Payable to affiliates, net	11,302	21,912
Current income taxes payable	5,975	4,815
Other liabilities and accrued expenses	103,497	118,916
Separate Accounts	2,752,293	3,067,127
Total liabilities	23,017,070	23,410,069

Commitments and Contingent Liabilities (Note 4)

Shareholder’s equity
Common stock, $100 par value, 30 thousand shares authorized, 25 thousand shares issued and outstanding	2,500	2,500
Additional capital paid-in	180,000	180,000
Retained income	105,534	103,309
Accumulated other comprehensive income:
Unrealized net capital gains and losses	6,322	4,129
Total accumulated other comprehensive income	6,322	4,129
Total shareholder’s equity	294,356	289,938
Total liabilities and shareholder’s equity	$23,311,426	$23,700,007

See notes to condensed financial statements.

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2008	2007
	(Unaudited)

Cash flows from operating activities
Net income	$2,225	$2,332
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	36	68
Realized capital gains and losses	254	—
Changes in:
Reserve for life-contingent contract benefits and contractholder funds, net of reinsurance recoverables	11,664	(9,169)
Income taxes	1,159	1,252
Receivable/payable to affiliates, net	(10,610)	34,715
Other operating assets and liabilities	(9,021)	(38,013)
Net cash used in operating activities	(4,293)	(8,815)

Cash flows from investing activities
Proceeds from sales of equity securities	6,431	—
Collections on fixed income securities	6,549	4,436
Purchases of fixed income securities	—	(8,013)
Purchases of equity securities	(1,900)	—
Change in short-term investments	(14,847)	227
Net cash used in investing activities	(3,767)	(3,350)

Net decrease in cash	(8,060)	(12,165)
Cash at beginning of period	18,612	23,352
Cash at end of period	$10,552	$11,187

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

The condensed financial statements and notes as of March 31, 2008, and for the three-month periods ended March 31, 2008 and 2007, are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Adopted accounting standards

Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”)

In October 2005, the American Institute of Certified Pubic Accountants (“AICPA”) issued SOP 05-1. SOP 05-1 provides accounting guidance for deferred policy acquisition costs (“DAC”) associated with internal replacements of insurance and investment contracts other than those set forth in Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs through the exchange of an existing contract for a new contract, or by amendment, endorsement or rider to an existing contract, or by the election of a feature or coverage within an existing contract. The Company adopted the provisions of SOP 05-1 on January 1, 2007 for internal replacements occurring in fiscal years beginning after December 15, 2006. The adoption of SOP 05-1 did not have any effect on the results of operations or financial position of the Company.

Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 and FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FIN 48”)

The FASB issued the interpretation in July 2006 and the staff position in May 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities. The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities. On January 1, 2007, the Company adopted the provisions of FIN 48, which were effective for fiscal years beginning after December 15, 2006. No cumulative effect of a change in accounting principle or adjustment to the liability for unrecognized tax benefits was recognized as a result of the adoption of FIN 48. Accordingly, the adoption of FIN 48 did not have an effect on the results of operations or financial position of the Company.

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”)

In September 2006, the FASB issued SFAS No. 157, which redefines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 establishes a three-level hierarchy for fair value measurements based upon the nature of the inputs to the valuation of an asset or liability. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which permits the deferral of the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted the provisions of SFAS No. 157 for financial assets and liabilities recognized or disclosed at fair value on a recurring and non-recurring basis as of January 1, 2008. Consistent with the provisions of FSP 157-2, the Company decided to defer the adoption of SFAS No. 157 for non-financial assets and liabilities measured at fair value on a non-recurring basis until January 1, 2009. The adoption of SFAS No. 157 did not have a material effect on the Company’s results of operations or financial position (see Note 2).

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”)

In February 2007, the FASB issued SFAS No. 159 which provides reporting entities, on an ongoing basis, an option to report selected financial assets, including investment securities, and financial liabilities, including most insurance contracts, at fair value through earnings. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement alternatives for similar types of financial assets and liabilities. The standard also requires additional information to aid financial statement users’ understanding of the impacts of a reporting entity’s decision to use fair value on its earnings and requires entities to display, on the face of the statement of financial position, the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007. The Company did not apply the fair value option to any existing financial assets or liabilities as of January 1, 2008. Consequently, the initial adoption of SFAS No. 159 had no impact on the Company’s results of operations or financial position.

FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”)

In April 2007, the FASB issued FSP FIN 39-1, which amends FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”. FSP FIN 39-1 replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” and requires a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The adoption of FSP FIN 39-1 did not have any impact on the Company’s results of operations or financial position.

Pending accounting standards

SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide, Investment Companies (“the Guide”) and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07- 1”)

In June 2007, the AICPA issued SOP 07–1 which provides guidance for determining whether an entity falls within the scope of the Guide and whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary or by an equity-method investor in an investment company. SOP 07–1 was to be effective for fiscal years beginning on or after December 15, 2007, however in February 2008, the FASB issued FASB Staff Position No. SOP 07-1-1, “Effective Date of AICPA Statement of Position 07-1”, which amends SOP 07-1 to (1) delay indefinitely the effective date of the SOP and (2) prohibit adoption of the SOP for an entity that did not early adopt the SOP before December 15, 2007. The Company did not early adopt SOP 07–1. Consequently, the Company is not permitted to adopt the statement.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”)

In March 2008, the FASB issued SFAS No. 161, which amends and expands the disclosure requirements for derivatives currently accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  The new disclosures are designed to enhance the understanding of how and why an entity uses derivative instruments and how derivative instruments affect an entity’s financial position, results of operations, and cash flows.  The standard requires, on a quarterly basis, quantitative disclosures about the potential cash outflows associated with the triggering of credit-related contingent features, if any; tabular disclosures about the classification and fair value amounts of derivative instruments reported in the statement of financial position; disclosure of the location and amount of gains and losses on derivative instruments reported in the statement of operations; and qualitative information about how and why an entity uses derivative instruments and how derivative instruments and related hedged items affect the entity’s financial statements.  SFAS No. 161 is effective for fiscal periods beginning after November 15, 2008, and is to be applied on a prospective basis only.  SFAS No. 161 affects disclosures and therefore will not impact the Company’s results of operations or financial position.

2. Fair Value of Financial Assets and Financial Liabilities

The measurement basis for a significant amount of the Company’s financial assets is fair value. Financial instruments measured at fair value on a recurring basis include:

Financial Assets   Investments including U.S. treasuries, money market funds, corporates, municipals, U.S. government and agencies, commercial mortgage-backed securities (“CMBS”), mortgage-backed securities (“MBS”), asset-backed securities (“ABS”), and separate account assets.

Financial Liabilities   Derivatives embedded in certain contractholder liabilities.

SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS No. 157 as of January 1, 2008 for its financial assets and financial liabilities that are measured at fair value. SFAS No. 157:

•                    Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value;

•                    Establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation as of the measurement date;

•                    Expands disclosures about financial instruments measured at fair value.

In determining fair value, the Company principally uses the market approach which generally utilizes market data for the same or similar instruments. To a lesser extent, the Company uses the income approach which involves determining fair values from discounted cash flow methodologies. SFAS No. 157 establishes a hierarchy for inputs used in determining fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Certain financial assets are not carried at fair value on a recurring basis and thus are only categorized in the fair value hierarchy when held at fair value on a non-recurring basis.

Observable inputs are those used by market participants in valuing financial instruments that are developed based on market data obtained from independent sources. In the absence of observable inputs, unobservable inputs reflect the Company’s estimates of the assumptions market participants would use in valuing financial assets and financial liabilities and are developed based on the best information available in the circumstances.

Pursuant to SFAS No. 157, fair value is a market-based measure, considered from the perspective of a market participant who owns an asset or owes a liability. Accordingly, when market observable data is not readily available, the Company’s own assumptions are set to reflect those that market participants would be presumed to use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption. In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3.

Financial assets and financial liabilities recorded on the Condensed Statements of Financial Position at fair value are categorized based on the reliability of inputs to the valuation techniques as follows:

Level 1        Financial assets and financial liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company can access.

Level 2        Financial assets and financial liabilities whose values are based on the following:

a)  Quoted prices for similar assets or liabilities in active markets;

b)  Quoted prices for identical or similar assets or liabilities in non-active markets; or

c)  Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability

Level 3        Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs may reflect the Company’s estimates of the assumptions that market participants would use in valuing the financial assets and financial liabilities.

The availability of observable inputs varies by instrument. In situations where fair value is based on internally developed pricing models or inputs that are unobservable in the market, the determination of fair value requires more judgment. The degree of judgment exercised by the Company in determining fair value is typically greatest for instruments categorized in Level 3. In many instances, inputs used to measure fair value fall into different levels of the fair value hierarchy.  In those instances, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Summary of Valuation Techniques for Classes of Financial Assets and Financial Liabilities

Level 1 Measurements

U.S. Treasuries:  Valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

Equity Securities; Short-term: Money Market Funds; Separate Account Assets:  Comprised of actively traded mutual funds that have daily quoted net asset values for identical assets that the Company can access. Net asset values for the actively traded mutual funds in which the separate account assets are invested are obtained daily from the fund managers.

Level 2 Measurements

Corporate, including privately placed:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active. Privately placed securities of $6.7 million are valued based on market-observable external ratings from independent third party rating agencies.

Municipal:  Externally rated municipals are valued based on inputs including quoted prices for identical or similar assets in markets that are not active.

U.S. Government and Agencies:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.

CMBS:  Valuation is principally based on inputs including quoted prices for identical or similar assets in markets that are not active.

MBS; ABS:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active. Other ABS are categorized as Level 3.

Derivatives Embedded in Annuity Contracts:  Embedded derivatives in annuity contracts are valued based on internal models that rely on inputs such as interest rate yield curves and volatility assumptions that are market observable for substantially the full term of the contract. The valuation techniques are widely accepted in the  financial services industry and do not include significant judgment. Other derivatives embedded in annuity contracts are categorized in Level 3.

Level 3 Measurements

ABS:  Principally valued based on inputs including quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements. Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, they are categorized as Level 3.

Derivatives Embedded in Annuity Contracts:  Valued internally using models widely accepted in the financial services industry that determine a single best estimate of fair value for a block of contractholder liabilities that contain certain embedded derivatives. The model uses stochastically determined cash flows based on the contractual elements of embedded derivatives and other applicable market data. These are categorized as Level 3 as a result of the significance of non-market observable inputs. Other derivatives embedded in annuity contracts are categorized in Level 2.

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring and non–recurring basis as of March 31, 2008:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2008
Financial Assets
U.S. Treasuries	$47,453			$47,453
Equity Securities	4,783			4,783
Short-term: Money Markets Funds	32,964			32,964
Total Level 1	85,200			85,200

Corporate		$77,930		77,930
Municipal		534		534
U.S. Government and Agencies		71,494		71,494
CMBS		31,663		31,663
MBS		28,212		28,212
ABS		1,002		1,002
Total Level 2		210,835		210,835

ABS			$10,659	10,659
Other			1,308	1,308
Total Level 3			11,967	11,967
Valued at cost				50
Total Investments	85,200	210,835	11,967	308,052

Separate Account Assets	2,752,293			2,752,293

Total Financial Assets	$2,837,493	$210,835	$11,967	$3,060,345
% of Total Financial Assets	92.7%	6.9%	0.4%

Financial Liabilities
Derivatives embedded in Annuity Contracts		$(44,629)	$(1,235)	$(45,864)
Total Financial Liabilities		$(44,629)	$(1,235)	$(45,864)
% of Total Financial Liabilities		97.3%	2.7%

The following table provides a summary of changes in fair value of Level 3 assets and liabilities held at fair value on a recurring basis at March 31, 2008. As required by SFAS No. 157, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Thus, a Level 3 fair value measurement may include inputs that are observable (Level 1 or Level 2) and unobservable (Level 3). Gains and losses for such assets and liabilities categorized within the Level 3 table may include changes in fair value that are attributable to both observable inputs (Level 1 and Level 2) and unobservable inputs (Level 3).

($ in thousands)	Beginning Balance: January 1, 2008	Total Realized Capital Gains and (Losses) in Income(1)	Total Unrealized Capital Gains and (Losses) in OCI	Purchases, Sales, Issuances and Settlements, net	Net Transfers In and/or (out) of Level 3	Ending Balance: March 31, 2008
Financial Assets
ABS	$10,484	$(3)	$178	$—	$—	$10,659
Other	1,500	—	—	(192)	—	1,308

Total Level 3 Financial Assets	$11,984	$(3)	$178	$(192)	$—	$11,967

Financial Liabilities
Derivatives Embedded in Annuity Contracts	$(256)	$(979)	$—	$—	$—	$(1,235)

Total Level 3 Financial Liabilities	$(256)	$(979)	$—	$—	$—	$(1,235)

(1)             Realized capital gains and (losses) in income were attributable to Financial Assets and Financial Liabilities still held at March 31, 2008. Realized capital gains and (losses) attributable to ABS are reported in the Condensed Statements of Operations as net investment income. Realized capital gains and (losses) attributable to derivatives embedded in annuity contracts are reported as a component of contract benefits and are ceded in accordance with the Company’s reinsurance agreements.

3. Reinsurance

The Company has reinsurance agreements under which it reinsures all of its business to ALIC or other non-affiliated reinsurers. Under the agreements, premiums, contract charges, interest credited to contractholder funds, contract benefits and substantially all expenses are reinsured. The Company continues to have primary liability as the direct insurer for risks reinsured.

Investment income earned on the assets which support contractholder funds and the reserve for life-contingent contract benefits is not included in the condensed financial statements as those assets are owned and managed by ALIC or third party reinsurers under terms of the reinsurance agreements. The timing of the transfer of funds under the reinsurance agreements may result in fluctuations in net cash provided by operating activities in the Condensed Statements of Cash Flows

The effects of reinsurance on premiums and contract charges are as follows:

	Three months ended March 31,
(in thousands)	2008	2007
Premiums and contract charges
Direct	$265,791	$246,636
Assumed - non-affiliate	1,932	1,918
Ceded
Affiliate	(156,797)	(151,434)
Non-affiliate	(110,926)	(97,120)
Premiums and contract charges, net of reinsurance	$—	$—

The effects of reinsurance on interest credited to contractholder funds, contract benefits and expenses are as follows:

	Three months ended March 31,
(in thousands)	2008	2007
Interest credited to contractholder funds, contract benefits and expenses
Direct	$358,797	$455,603
Assumed - non-affiliate	1,906	2,724
Ceded
Affiliate	(222,706)	(349,426)
Non-affiliate	(137,997)	(108,901)
Interest credited to contractholder funds, contract benefits and expenses, net of reinsurance	$—	$—

4. Guarantees and Contingent Liabilities

Guarantees

In the normal course of business, the Company provides standard indemnifications to contractual counterparties in connection with numerous transactions, including acquisitions and divestitures. The types of indemnifications typically provided include indemnifications for breaches of representations and warranties, taxes and certain other liabilities, such as third party lawsuits. The indemnification clauses are often standard contractual terms and are entered into in the normal course of business based on an assessment that the risk of loss would be remote. The terms of the indemnifications vary in duration and nature. In many cases, the maximum obligation is not explicitly stated and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur. Consequently, the maximum amount of the obligation under such indemnifications is not determinable. Historically, the Company has not made any material payments pursuant to these obligations.

The aggregate liability balance related to all guarantees was not material as of March 31, 2008.

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

•                   In the lawsuits, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of contractual and extra-contractual damages. In some cases, the monetary damages sought include punitive damages. Often specific information about the relief sought, such as the amount of damages, is not available because plaintiffs have not requested specific relief in their pleadings. In Allstate’s experience, when specific monetary demands are made in pleadings, they bear little relation to the ultimate loss, if any, to the Company.

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

•                   These matters include a lawsuit filed in 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws (the “EEOC I” suit) and a class action filed in 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act (“ADEA”), breach of contract and ERISA violations (the “Romero I” suit). In 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer. The court also ordered that an agent who voids the release must return to AIC “any and all benefits received by the [agent] in exchange for signing the release.”  The court also stated that, “on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order and in January 2007, the judge denied their request. In June 2007, the court granted AIC’s motions for summary judgment. Following plaintiffs’ filing of a notice of appeal, the Third Circuit issued an order in December 2007 stating that the notice of appeal was not taken from a final order within the meaning of the federal law and thus not appealable at this time. In March 2008, the Third Circuit decided that the appeal should not summarily be dismissed and that the question of whether the matter is appealable at this time will be addressed by the Court along with the merits of the appeal.

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

•                   AIC is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization. Plaintiffs allege that they were constructively discharged so that Allstate could avoid paying ERISA and other benefits offered under the reorganization. They claim that the constructive discharge resulted from the implementation of agency standards, including mandatory office hours and a requirement to have licensed staff available during business hours. The court approved the form of class notice which was sent to approximately 1,800 potential class members in November 2007. Fifteen individuals opted out. AIC’s motions for judgment on the pleadings were partially granted and AIC’s motion for summary judgment remains pending.

•                   A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue. These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in 2005. In June 2007, the court granted AIC’s motion to dismiss the case. Following plaintiffs’ filing of a notice of appeal, the Third Circuit issued an order in December 2007 stating that the notice of appeal was not taken from a final order within the meaning of the federal law and thus not appealable at this time. In March 2008, the Third Circuit decided that the appeal should not summarily be dismissed and that the question of whether the matter is appealable at this time will be addressed by the Court along with the merits of the appeal.

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

5. Other Comprehensive Income

The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Three months ended March 31,
	2008			2007
			After-			After-
(in thousands)	Pretax	Tax	tax	Pretax	Tax	tax

Unrealized holding gains arising during the period	$3,120	$(1,092)	$2,028	$937	$(328)	$609
Less: reclassification adjustment of realized capital gains and losses	(254)	89	(165)	—	—	—
Unrealized net capital gains and losses	3,374	(1,181)	2,193	937	(328)	609
Other comprehensive income	$3,374	$(1,181)	2,193	$937	$(328)	609

Net income			2,225			2,332

Comprehensive income			$4,418			$2,941

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

OVERVIEW

The following discussion highlights significant factors influencing the financial position and results of operations of Lincoln Benefit Life Company (referred to in this document as “we”, “our”, “us”, or the “Company”). It should be read in conjunction with the condensed financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Lincoln Benefit Life Company Annual Report on Form 10-K for 2007. We operate as a single segment entity based on the manner in which we use financial information to evaluate performance and to determine the allocation of resources.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the financial statements.

In applying policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our businesses and operations. It is reasonably likely that changes in these estimates could occur from period to period and result in a material impact on our financial statements.

Our critical accounting estimate for the fair value of financial assets and financial liabilities follows. For a description of critical accounting estimates not discussed below, see the Application of Critical Accounting Estimates section of the MD&A found under Part II. Item 7. of the Lincoln Benefit Life Company Annual Report on Form 10-K for 2007.

Fair Value of Financial Assets and Financial Liabilities Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“SFAS No. 157”) is effective for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS No. 157 as of January 1, 2008 for financial assets and financial liabilities that are measured at fair value.

SFAS No. 157:

•                  Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value;

•                  Establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation as of the measurement date;

•                  Expands disclosures about financial instruments measured at fair value.

We categorize our financial assets and financial liabilities measured at fair value based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities which we can access (Level 1); the second highest priority for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets, or valuation models whose inputs are observable (Level 2); and the lowest priority to unobservable inputs (Level 3). If inputs used to measure a financial instrument fall within different levels of the fair value hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the entire instrument. Certain financial assets are not carried at fair value on a recurring basis and thus are only categorized in the fair value hierarchy when held at fair value on a non-recurring basis.

The availability of market observable information is the principal factor in determining the level that financial instruments are assigned in the three-level hierarchy. Observable inputs are those used by market participants in valuing financial instruments that are developed based on market data obtained from independent sources. In the absence of observable inputs, unobservable inputs reflect our estimates of the assumptions market participants would use in valuing financial assets and financial liabilities and are developed based on the best information available in the circumstances. The degree of management judgment involved in determining fair values is inversely related to the availability of market observable information.

Financial assets and financial liabilities recorded on the Condensed Statements of Financial Position at fair value are categorized based on the reliability of inputs to the valuation techniques as follows:

Level 1:     Financial assets and financial liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that we can access.

Level 2: Financial assets and financial liabilities whose values are based on the following:

a)             Quoted prices for similar assets or liabilities in active markets;

b)            Quoted prices for identical or similar assets or liabilities in non-active markets; or

c)             Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability

Level 3:     Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs may reflect our estimates of the assumptions that market participants would use in valuing the financial assets and financial liabilities.

We utilize a combination of third party valuation service providers, brokers, and internal valuation models to determine fair value. We gain assurance on the overall reasonableness and consistent application of input assumptions, valuation methodologies, and compliance with accounting standards for fair value determination through the execution of various processes and controls designed to ensure that our financial assets and financial liabilities are appropriately valued and our ongoing monitoring of the fair values received or derived internally.

We are responsible for the determination of the value of the financial assets and financial liabilities carried at fair value and the supporting assumptions and methodologies. In certain situations, we employ independent third-party valuation service providers to gather, analyze, and interpret market information and derive fair values based upon relevant assumptions and methodologies for individual instruments. In situations where our valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote or by employing internal valuation models that are widely accepted in the financial services industry. Changing market conditions in the first quarter of 2008 were incorporated into valuation assumptions and reflected in the fair values, which were validated by calibration and other analytical techniques to available market observable data.

Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of proprietary algorithms, produce valuation information in the form of a single fair value for individual securities for which a fair value has been requested under the terms of our agreements. For certain equity securities, valuation service providers provide market quotations for completed transactions on the measurement date. For other security types, fair values are derived from the valuation service providers’ proprietary valuation models. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, currency rates, and other market-observable information, as applicable. Valuation service providers also use proprietary discounted cash flow models that are widely accepted in the financial services industry and similar to those used by other market participants to value the same financial instruments. The valuation models take into account, among other things, market observable information as of the measurement date, as described above, as well as the specific attributes of the security being valued including its term, interest rate, credit rating, industry sector, and where applicable, collateral quality and other issue or issuer specific information. Executing valuation models effectively requires seasoned professional judgment and experience. In cases where market transactions or other market observable data is limited, the extent to which judgment is applied varies inversely with the availability of market observable information.

For certain of our financial assets carried at fair value, where our valuation service providers cannot provide fair value determinations, we obtain non-binding price quotes from brokers familiar with the security who, similar to our valuation service providers, may consider transactions or activity in similar securities, as applicable, among other information. The brokers providing price quotes are generally from the brokerage divisions of leading financial institutions with market making, underwriting and distribution expertise.

The fair value of financial assets and financial liabilities, including certain derivatives embedded in certain contractholder liabilities, where our valuation service providers or brokers do not provide fair value determinations, is determined using valuation methods and models widely accepted in the financial services industry. Internally developed valuation models, which include inputs that may not be market observable and as such involve some degree of judgment, are considered appropriate for each class of security to which they are applied.

Our internal pricing methods are primarily based on models using discounted cash flow methodologies that determine a single best estimate of fair value for individual financial instruments. In addition, our models use stochastically determined cash flows for certain derivatives embedded in certain contractholder liabilities, both of which are difficult to independently observe and verify. The use of different valuation assumptions may have a material effect on the financial assets’ and financial liabilities’ fair values.

Fair value of our investments comprise an aggregation of numerous, single best estimates for each security in the Condensed Statements of Financial Position. Because of this detailed approach there is no single set of assumptions that determine our fair value estimates. Moreover management does not compile a range of estimates for items reported at fair value because we do not believe that a range would provide meaningful information. Level 1 and Level 2 measurements represent valuations where all significant inputs are market observable. Level 3 measurements have one or more significant inputs that are not market observable and as a result these fair value determinations have greater potential variability as it relates to their significant inputs. The Level 3 principal component is asset-back securities (“ABS”). In general, the greater the reliance on significant inputs that are not market observable, the greater potential variability of the reflected fair value determinations. For broker quoted securities’ fair value determinations, we believe the brokers providing the quotes may consider market observable transactions or activity in similar securities, as applicable, and other information as calibration points. We believe our most significant exposure to change in fair value is due to market risk. Our exposure to changes in market conditions is discussed fully in the Market Risk section of the MD&A included in our 2007 Form 10-K.

We employ specific control processes to determine the reasonableness of the fair values of our financial assets and financial liabilities. Our processes are designed to ensure that the values received or internally estimated are accurately recorded and that the data inputs and the valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, we assess the reasonableness of individual security values received from valuation service providers that exceed certain thresholds as compared to previous values received from those valuation service providers. In addition, we may validate the reasonableness of fair values by comparing information obtained from our valuation service providers to other third party valuation sources for selected financial assets. When fair value determinations are expected to be more variable, we validate them through reviews by members of management who have relevant expertise and who are independent of those charged with executing investing transactions.

The following table identifies investments as of March 31, 2008 by source of value determination:

	Investments
(in thousands)	Carrying Value	Percent to total
Fair value based on internal sources	$1,308	0.4%
Fair value based on external sources	306,694	99.6
Total fixed income, equity and certain short-term securities	308,002	100.0
Short-term investments, valued at cost	50	—
Total	$308,052	100.0%

For more detailed information on our accounting policy for the fair value of financial assets and financial liabilities and information on the financial assets and financial liabilities included in the Levels promulgated by SFAS No. 157, see Note 2 to the Condensed Financial Statements.

The following table presents fair value as a percent of amortized cost for Level 3 investments at March 31, 2008.

(in thousands)	Fair value	Fair value as a % of Amortized cost
ABS	$10,659	106.3%
Other	1,308	100.0
Total Level 3 investments	$11,967	105.6

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities by their classification in the Condensed  Statement of Financial Position at March 31, 2008.

(in thousands)	Level 1	Level 2	Level 3	Valued at cost	Balance as of March 31, 2008
Financial Assets
Fixed income securities	$47,453	$210,835	$11,967		$270,255
Equity securities	4,783				4,783
Short-term	32,964			$50	33,014
Total Investments	85,200	210,835	11,967	50	308,052
Separate account assets	2,752,293				2,752,293
Total Financial Assets	$2,837,493	$210,835	$11,967	$50	$3,060,345

Financial Liabilities
Contractholder funds		$(44,629)	$(1,235)		$(45,864)
Total Financial Liabilities	$—	$(44,629)	$(1,235)	$—	$(45,864)

There were no transfers of assets and liabilities from, or into, Level 3 during the quarter ended March 31, 2008. For a further discussion of the impact of unrealized net capital gains and losses on our results of operations and a discussion of the fluctuations in fair value during the quarter ended March 31, 2008, see the Financial Position section of MD&A.

OPERATIONS

	Three months ended
	March 31,
(in thousands)	2008	2007
Net investment income	$3,640	$3,584
Realized capital gains and losses	(254)	—
Income tax expense	1,161	1,252
Net income	$2,225	$2,332

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

Net income decreased $107 thousand or 4.6% in the first quarter of 2008 compared to the same period in the prior year due to realized capital losses, partially offset by higher net investment income.

Net investment income increased $56 thousand or 1.6% in the first quarter of 2008 compared to the same period in 2007 due primarily to income on equity securities.

Net realized capital losses of $254 thousand were recognized in the first quarter of 2008 in anticipation of dispositions of fixed income securities.

FINANCIAL POSITION

	March 31,	December 31,
(in thousands)	2008	2007
Fixed income securities (1)	$270,255	$273,144
Equity securities (2)	4,783	—
Short-term	33,014	28,057
Total investments	$308,052	$301,201

Cash	$10,552	$18,612
Reinsurance recoverable from ALIC	18,677,608	18,777,851
Reinsurance recoverable from non-affiliates	1,457,995	1,422,931
Contractholder funds	17,711,060	17,820,885
Reserve for life-contingent contract benefits	2,404,426	2,348,116
Separate Accounts assets and liabilities	2,752,293	3,067,127
Total shareholder’s equity	294,356	289,938

(1)         Fixed income securities are carried at fair value. Amortized cost basis for these securities was $260.0 million and $266.8 million at March 31, 2008 and December 31, 2007, respectively.

(2)         Equity securities are carried at fair value. Cost basis for these securities was $5.4 million at March 31, 2008.

Total investments increased to $308.1 million at March 31, 2008 from $301.2 million at December 31, 2007 due to purchases of short-term investments.

At March 31, 2008, all securities in the fixed income securities portfolio were rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from Standards and Poor’s (“S&P”), Fitch or Dominion or a rating of aaa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.

Unrealized net capital gains totaled $9.7 million as of March 31, 2008, compared to unrealized capital gains of $6.4 million at December 31, 2007. The unrealized net capital gains as of March 31, 2008 include net gains on fixed income securities of $10.3 million and net losses on equity securities of $576 thousand. The unrealized net capital gains as of December 31, 2007 were entirely related to fixed income securities.

The net unrealized capital gains on fixed income securities of $10.3 million as of March 31, 2008 were comprised of $11.7 million of unrealized gains and $1.4 million of unrealized losses. The net unrealized capital gains on fixed income securities of $6.4 million at December 31, 2007 were comprised of $7.7 million of unrealized gains and $1.3 million of unrealized losses.

Of the gross unrealized losses in the fixed income portfolio at March 31, 2008, $512 thousand or 36.3% were related to securities in our corporate fixed income securities portfolio and are believed to be company specific and interest rate related. These losses were primarily comprised of losses on securities in the banking, transportation, capital goods and financial services sectors. Of the remaining $897 thousand of unrealized losses, $862 thousand or 96.1% were related to commercial mortgage-backed securities and are believed to be the result of liquidity declines in the financial markets.

The net unrealized capital losses on equity securities of $576 thousand as of March 31, 2008 were comprised of $2 thousand of unrealized gains and $578 thousand of unrealized losses. The losses were exclusive to the financial services sector and were company specific.

We have a comprehensive portfolio monitoring process to identify and evaluate, on a case-by-case basis, fixed income and equity securities whose carrying value may be other-than-temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify situations where the fair value, compared to amortized cost for fixed income securities, and cost for equity securities is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults. The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list. We also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery as a result of approved programs involving the disposition of investments for reasons such as changes in duration, revisions to strategic asset allocations and liquidity actions, as well as certain dispositions anticipated by portfolio managers. All investments in an unrealized loss position at March 31, 2008 were included in our portfolio monitoring process for determining whether declines in value were other-than-temporary.

We also monitor the quality of our fixed income portfolio by categorizing certain investments as “problem”, “restructured” or “potential problem.”  Problem fixed income securities are in default with respect to principal or interest and/or securities issued by companies that have gone into bankruptcy subsequent to our acquisition of the security. Restructured fixed income securities have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have concerns regarding the borrower’s ability to pay future principal and interest, which causes us to believe these securities may be classified as problem or restructured in the future.

As of March 31, 2008 and December 31, 2007, we had no securities categorized as “problem”, “restructured” or “potential problem.”

Net Investment Income  The following table presents net investment income for the three months ended March 31.

(in thousands)	2008	2007

Fixed income securities	$3,352	$3,349
Equity securities	96	—
Short-term	279	320
Investment income, before expense	3,727	3,669
Investment expense	87	85
Net investment income	$3,640	$3,584

Net Realized Capital Gains and Losses The following table presents realized capital gains and losses and the related tax effect.

	Three Months Ended
	March 31,
(in thousands)	2008	2007

Realized capital gains and losses, pretax	$(254)	$—
Income tax benefit	89	—
Realized capital gains and losses, after-tax	$(165)	$—

Realized capital gains and losses for the first quarter of 2008 in the above table include losses recognized in anticipation of dispositions of fixed income securities. We may sell impaired fixed income or equity securities that were in an unrealized loss position at the previous reporting date, or other investments where the fair value has declined below the carrying value, in situations where new factors such as negative developments, subsequent credit deterioration, liquidity needs, and newly identified market opportunities cause a change in our previous intent to hold a security to recovery or maturity.

Reinsurance recoverable, Contractholder funds and Reserve for life-contingent contract benefits

Contractholder funds decreased $109.8 million to $17.71 billion at March 31, 2008 from $17.82 billion at December 31, 2007 as a result of new and additional deposits on fixed annuities and interest-sensitive life products, and interest credited to contractholder funds being more than offset by surrenders, withdrawals and benefit payments. The reserve for life-contingent contract benefits increased $56.3 million to $2.40 billion at March 31, 2008 from $2.35 billion at December 31, 2007 resulting from sales of immediate annuities with life contingencies and other life-contingent products, partially offset by benefits paid and policy lapses. Reinsurance recoverable from ALIC decreased by $100.2 million and reinsurance recoverable from non-affiliates increased by $35.1 million.

We purchase reinsurance after evaluating the financial condition of the reinsurer, as well as the terms and price of coverage. We reinsure certain of our risks to non-affiliated reinsurers under yearly renewable term and coinsurance agreements. Yearly renewable term and coinsurance agreements result in the passing of the agreed-upon portion of risk to the reinsurer in exchange for negotiated reinsurance premium payments.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity. The following table summarizes our capital resources:

(in thousands)	March 31, 2008	December 31, 2007

Common stock, additional capital paid-in and retained income	$288,034	$285,809
Accumulated other comprehensive income	6,322	4,129
Total shareholder’s equity	$294,356	$289,938

Shareholder’s equity increased in the first quarter of 2008 due to net income and higher net unrealized capital gains on fixed income securities at March 31, 2008 compared to December 31, 2007.

Financial Ratings and Strength We share the insurance financial strength ratings of our parent, ALIC, as our business is reinsured to ALIC. ALIC’s ratings are influenced by many factors including operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage, AIC’s ratings and other factors. There have been no changes to ALIC’s insurance financial strength ratings since December 31, 2007.

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

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information required for this Part II, Item 1, is incorporated by reference to the discussion under the heading “Regulation” and under the heading “Legal and regulatory proceedings and inquires” in Note 4 of the Condensed Financial Statements in Part I, Item 1, of this Form 10-Q.

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

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. Risk factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the Securities and Exchange Commission, and those incorporated by reference in Part I, Item 1A of Lincoln Benefit Life Company Annual Report on Form 10-K for 2007.

Item 6. Exhibits

(a)  Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lincoln Benefit Life Company

(Registrant)

May 13, 2008
By /s/ Samuel H. Pilch
Samuel H. Pilch
(Controller)
(chief accounting officer and duly authorized officer of Registrant)

Exhibit No.	Description

31.1	Rule 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1