Form 10-Q
period 2008-06-30
LINCOLN BENEFIT LIFE CO
filed 2008-08-08
CIK 910739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of August 8, 2008, the Registrant had 25,000 common shares, $100 par value, outstanding, all of which are held by Allstate Life Insurance Company.

LINCOLN BENEFIT LIFE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenues
Net investment income	$3,427	$3,549	$7,067	$7,133
Realized capital gains and losses	(91)	(405)	(345)	(405)

Income from operations before income tax expense	3,336	3,144	6,722	6,728

Income tax expense	1,171	1,098	2,332	2,350

Net income	$2,165	$2,046	$4,390	$4,378

See notes to condensed financial statements.

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
($ in thousands, except par value data)	2008	2007
	(Unaudited)

Assets
Investments
Fixed income securities, at fair value (amortized cost $266,113 and $266,792)	$269,754	$273,144
Equity securities, at fair value (cost $4,997)	5,140	—
Short-term	30,449	28,057
Total investments	305,343	301,201

Cash	16,234	18,612
Reinsurance recoverable from Allstate Life Insurance Company	18,755,610	18,777,851
Reinsurance recoverable from non-affiliates	1,520,743	1,422,931
Other assets	103,112	112,285
Separate Accounts	2,659,733	3,067,127
Total assets	$23,360,775	$23,700,007

Liabilities
Contractholder funds	$17,791,647	$17,820,885
Reserve for life-contingent contract benefits	2,444,364	2,348,116
Unearned premiums	24,219	25,819
Deferred income taxes	1,580	2,479
Payable to affiliates, net	58,897	21,912
Current income taxes payable	7,147	4,815
Other liabilities and accrued expenses	80,530	118,916
Separate Accounts	2,659,733	3,067,127
Total liabilities	23,068,117	23,410,069

Commitments and Contingent Liabilities (Note 4)

Shareholder’s equity
Common stock, $100 par value, 30 thousand shares authorized, 25 thousand shares issued and outstanding	2,500	2,500
Additional capital paid-in	180,000	180,000
Retained income	107,699	103,309
Accumulated other comprehensive income:
Unrealized net capital gains and losses	2,459	4,129
Total accumulated other comprehensive income	2,459	4,129
Total shareholder’s equity	292,658	289,938
Total liabilities and shareholder’s equity	$23,360,775	$23,700,007

See notes to condensed financial statements.

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
($ in thousands)	2008	2007
	(Unaudited)

Cash flows from operating activities

Net income	$4,390	$4,378
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	59	45
Realized capital gains and losses	345	405
Changes in:
Reserve for life-contingent contract benefits and contractholder funds, net of reinsurance recoverables	(8,561)	(8,985)
Income taxes	2,332	2,350
Receivable/payable to affiliates, net	36,985	30,621
Other operating assets and liabilities	(30,881)	(33,797)
Net cash provided by (used in) operating activities	4,669	(4,983)

Cash flows from investing activities

Proceeds from sales of fixed income securities	13,677	5,176
Proceeds from sales of equity securities	6,896	—
Collections on fixed income securities	7,054	11,164
Purchases of fixed income securities	(19,990)	(8,013)
Purchases of equity securities	(2,512)	—
Change in short-term investments	(12,172)	(14,742)
Net cash used in investing activities	(7,047)	(6,415)

Net decrease in cash	(2,378)	(11,398)
Cash at beginning of period	18,612	23,352
Cash at end of period	$16,234	$11,954

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

The condensed financial statements and notes as of June 30, 2008, and for the three-month and six-month periods ended June 30, 2008 and 2007 are unaudited.  The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 and FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FIN 48”)

The FASB issued FIN 48 in July 2006 and the related staff position in May 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities.  The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities.  On January 1, 2007, the Company adopted the provisions of FIN 48, which were effective for fiscal years beginning after December 15, 2006. No cumulative effect of a change in accounting principle or adjustment to the liability for unrecognized tax benefits was recognized as a result of the adoption of FIN 48.  Accordingly, the adoption of FIN 48 did not have an effect on the results of operations or financial position of the Company.

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”)

In September 2006, the FASB issued SFAS No. 157, which redefines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”), and expands disclosures about fair value measurements.  SFAS No. 157 establishes a three-level hierarchy for fair value measurements based upon the nature of the inputs to the valuation of an asset or liability.  SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which permits the deferral of the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted the provisions of SFAS No. 157 for financial assets and liabilities recognized or disclosed at fair value on a recurring and non-recurring basis as of January 1, 2008.  Consistent with the provisions of FSP 157-2, the Company decided to defer the adoption of SFAS No. 157 for non-financial assets and liabilities measured at fair value on a non-recurring basis until January 1, 2009.  The adoption of SFAS No. 157 did not have a material effect on the Company’s results of operations or financial position (see Note 2).

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”)

In February 2007, the FASB issued SFAS No. 159, which provides reporting entities, on an ongoing basis, an option to report selected financial assets, including investment securities, and financial liabilities, including most insurance contracts, at fair value through earnings.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement alternatives for similar types of financial assets and liabilities.  The standard also requires additional information to aid financial statement users’ understanding of the impacts of a reporting entity’s decision to use fair value on its earnings and requires entities to display, on the face of the statement of financial position, the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value.  SFAS No. 159 was effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007.  The Company did not apply the fair value option to any existing financial assets or liabilities as of January 1, 2008.  Consequently, the initial adoption of SFAS No. 159 had no impact on the Company’s results of operations or financial position.

Pending accounting standard

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

Summary of Significant Valuation Techniques for Financial Assets and Financial Liabilities on a Recurring Basis

Level 1 Measurements

Fixed Income Securities:  U.S. Treasuries are in Level 1 and valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

Short-term:  Comprise actively traded money market funds that have daily quoted net asset values for identical assets that the Company can access.

Equity Securities; Separate Account Assets:  Comprise actively traded mutual funds that have quoted net asset values for identical assets that the Company can access.  Net asset values for the actively traded mutual funds in which the separate account assets are invested are obtained daily from the fund managers.

Level 2 Measurements

Fixed Income Securities:

Corporate, including privately placed:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.  Also includes privately placed securities totaling $6.5 million that are valued based on market-observable external ratings from independent third party rating agencies.

Municipal:  Externally rated municipals are valued based on inputs including quoted prices for identical or similar assets in markets that are not active.

U.S. Government and Agencies:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.

CMBS:  Valuation is principally based on inputs including quoted prices for identical or similar assets in markets that are not active and are categorized as Level 2.

MBS; ABS:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.  Other ABS are categorized as Level 3.

Contractholder Funds:  Derivatives embedded in certain annuity contracts are valued based on internal models that rely on inputs such as interest rate yield curves and equity index volatility assumptions that are market observable for substantially the full term of the contract.  The valuation techniques are widely accepted in the financial services industry and do not include significant judgment.

Level 3 Measurements

Fixed Income Securities

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

Contractholder Funds:  Derivatives embedded in annuity contracts are valued internally using models widely accepted in the financial services industry that determine a single best estimate of fair value for a block of contractholder liabilities that contain certain embedded derivatives.  The models use stochastically determined cash flows based on the contractual elements of embedded derivatives and other applicable market data.  These are categorized as Level 3 as a result of the significance of non-market observable inputs.

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Other Valuations and	Balance as of
($ in thousands)	(Level 1)	(Level 2)	(Level 3)	Netting	June 30, 2008
Financial assets:
Fixed income securities	$46,048	$216,219	$7,487		$269,754
Equity securities	5,140	—	—		5,140
Short–term investments	30,399	—	—		30,399
Total recurring basis assets	81,587	216,219	7,487		305,293
Valued at cost				$50	50
Total investments	81,587	216,219	7,487	50	305,343

Separate account assets	2,659,733	—	—	—	2,659,733
Total financial assets	$2,741,320	$216,219	$7,487	$50	$2,965,076
% of total financial assets	92.4%	7.3%	0.3%	—%	100.0%

Financial liabilities:
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$(44,578)	$(2,301)	$—	$(46,879)
Total financial liabilities	$—	$(44,578)	$(2,301)	$—	$(46,879)
% of total financial liabilities	—%	95.1%	4.9%	—%	100.0%

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

The following table provides a summary of changes in fair value during the three-month period ended June 30, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at June 30, 2008.

		Total realized and unrealized Gains (Losses) included in:			Net		Total Gains (Losses) included in Net Income for
($ in thousands)	Balance as of March 31, 2008	Net Income (1)	OCI on Statement of Financial Position	Purchases, Sales, Issuances and Settlements, net	Transfers In and/or (Out) of Level 3	Balance as of June 30, 2008	Instruments Still Held at June 30, 2008
Financial assets
Fixed income securities	$11,967	$185	$(436)	$(4,229)	$—	$7,487	$(3)
Total recurring level 3 financial assets	$11,967	$185	$(436)	$(4,229)	$—	$7,487	$(3)

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(1,235)	$(1,107)	$—	$41	$—	$(2,301)	$(1,107)
Total recurring level 3 financial liabilities	$(1,235)	$(1,107)	$—	$41	$—	$(2,301)	$(1,107)

(1)          The amounts above attributable to fixed income securities total $185 thousand and are reported in the Condensed Statements of Operations as follows:  $188 thousand in realized capital gains and losses, and $(3) thousand in net investment income.  The amounts above attributable to derivatives embedded in annuity contracts are reported as a component of contract benefits and are ceded in accordance with the Company’s reinsurance agreements.

The following table provides a summary of changes in fair value during the six-month period ended June 30, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at June 30, 2008.

		Total realized and unrealized Gains (Losses) included in:			Net		Total Gains (Losses) included in Net Income for
($ in thousands)	Balance as of January 1, 2008	Net Income (1)	OCI on Statement of Financial Position	Purchases, Sales, Issuances and Settlements, net	Transfers In and/or (Out) of Level 3	Balance as of June 30, 2008	Instruments Still Held at June 30, 2008
Financial assets
Fixed income securities	$11,984	$182	$(258)	$(4,421)	$—	$7,487	$(3)
Total recurring level 3 financial assets	$11,984	$182	$(258)	$(4,421)	$—	$7,487	$(3)

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(256)	$(2,086)	$—	$41	$—	$(2,301)	$(2,086)
Total recurring level 3 financial liabilities	$(256)	$(2,086)	$—	$41	$—	$(2,301)	$(2,086)

(1)          The amounts above attributable to fixed income securities total $182 thousand and are reported in the Condensed Statements of Operations as follows:  $185 thousand in realized capital gains and losses, and $(3) thousand in net investment income.  The amounts above attributable to derivatives embedded in annuity contracts are reported as a component of contract benefits and are ceded in accordance with the Company’s reinsurance agreements.

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

The effects of reinsurance on premiums and contract charges are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2008	2007	2008	2007
Premiums and contract charges
Direct	$284,543	$254,267	$550,334	$500,903
Assumed-non-affiliate	2,011	2,179	3,943	4,097
Ceded
Affiliate	(177,022)	(153,682)	(333,819)	(305,116)
Non-affiliate	(109,532)	(102,764)	(220,458)	(199,884)
Premiums and contract charges, net of reinsurance	$—	$—	$—	$—

The effects of reinsurance on interest credited to contractholder funds, contract benefits and expenses are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2008	2007	2008	2007
Interest credited to contractholder funds, contract benefits and expenses
Direct	$430,243	$553,466	$789,040	$1,009,069
Assumed-non-affiliate	2,237	2,916	4,143	5,640
Ceded
Affiliate	(274,227)	(400,948)	(496,933)	(750,374)
Non-affiliate	(158,253)	(155,434)	(296,250)	(264,335)
Interest credited to contractholder funds, contract benefits and expenses, net of reinsurance	$—	$—	$—	$—

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

The aggregate liability balance related to all guarantees was not material as of June 30, 2008.

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

•                  The EEOC also filed another lawsuit in 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the “EEOC II” suit).  In EEOC II, in 2006, the court granted partial summary judgment to the EEOC.  Although the court did not determine that AIC was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether AIC had reasonable factors other than age to support the rehire policy.  In June 2008, the Eighth Circuit Court of Appeals affirmed summary judgment in the EEOC’s favor.  AIC filed a petition for rehearing en banc.

•                  AIC is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization.  Plaintiffs allege that they were constructively discharged so that Allstate could avoid paying ERISA and other benefits offered under the reorganization.  They claim that the constructive discharge resulted from the implementation of agency standards, including mandatory office hours and a requirement to have licensed staff available during business hours.  The court approved the form of class notice which was sent to approximately 1,800 potential class members in November 2007.  Fifteen individuals opted out.  AIC’s motions for judgment on the pleadings were partially granted.  In May 2008, the Court granted summary judgment in AIC’s favor on all class claims.  Plaintiffs moved for reconsideration and in the alternative to decertify the class.  AIC opposed this motion and filed a motion for summary judgment with respect to the remaining non-class claim.

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

5.   Other Comprehensive Income

The components of other comprehensive (loss) income on a pre-tax and after-tax basis are as follows:

	Three months ended June 30,
	2008			2007
			After-			After-
($ in thousands)	Pre-tax	Tax	tax	Pre-tax	Tax	tax

Unrealized holding losses arising during the period	$(6,034)	$2,112	$(3,922)	$(4,987)	$1,746	$(3,241)
Less: reclassification adjustment of realized capital gains and losses	(91)	32	(59)	(405)	142	(263)
Unrealized net capital gains and losses	(5,943)	2,080	(3,863)	(4,582)	1,604	(2,978)
Other comprehensive loss	$(5,943)	$2,080	(3,863)	$(4,582)	$1,604	(2,978)

Net income			2,165			2,046
Comprehensive loss			$(1,698)			$(932)

	Six months ended June 30,
	2008			2007
			After-			After-
($ in thousands)	Pre-tax	Tax	tax	Pre-tax	Tax	tax

Unrealized holding losses arising during the period	$(2,914)	$1,020	$(1,894)	$(4,050)	$1,418	$(2,632)
Less: reclassification adjustment of realized capital gains and losses	(345)	121	(224)	(405)	142	(263)
Unrealized net capital gains and losses	(2,569)	899	(1,670)	(3,645)	1,276	(2,369)
Other comprehensive loss	$(2,569)	$899	(1,670)	$(3,645)	$1,276	(2,369)

Net income			4,390			4,378
Comprehensive income			$2,720			$2,009

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2008 AND 2007

OVERVIEW

The following discussion highlights significant factors influencing the condensed financial position and results of operations of Lincoln Benefit Life Company (referred to in this document as “we”, “our”, “us”, or the “Company”).  It should be read in conjunction with the condensed financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Lincoln Benefit Life Company Annual Report on Form 10-K for 2007.  We operate as a single segment entity based on the manner in which we use financial information to evaluate performance and to determine the allocation of resources.

OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2008	2007	2008	2007

Net investment income	$3,427	$3,549	$7,067	$7,133
Realized capital gains and losses	(91)	(405)	(345)	(405)
Income tax expense	(1,171)	(1,098)	(2,332)	(2,350)
Net income	$2,165	$2,046	$4,390	$4,378

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

Net income increased 5.8% in the second quarter and 0.3% in the first six months of 2008 compared to the same periods in 2007.  The increase in both periods was the result of a decline in net realized capital losses partially offset by lower net investment income.

Net investment income decreased 3.4% in the second quarter of 2008 and 0.9% in the first six months of 2008 compared to the same periods in 2007.  The decline in both periods was due to lower yields on short-term investments partially offset by higher average investment balances.

Net realized capital losses decreased 77.5% in the second quarter of 2008 and 14.8% in the first six months of 2008 compared to the same periods in 2007, due to net gains on dispositions of fixed income securities in the current year periods compared to net losses in the prior year periods, partially offset by net losses in the current year periods on equity securities.

FINANCIAL POSITION

	June 30,	December 31,
($ in thousands)	2008	2007
Fixed income securities (1)	$269,754	$273,144
Equity securities (2)	5,140	—
Short-term	30,449	28,057
Total investments	$305,343	$301,201

Cash	$16,234	$18,612
Reinsurance recoverable from ALIC	18,755,610	18,777,851
Reinsurance recoverable from non-affiliates	1,520,743	1,422,931
Contractholder funds	17,791,647	17,820,885
Reserve for life-contingent contract benefits	2,444,364	2,348,116
Separate Accounts assets and liabilities	2,659,733	3,067,127
Total shareholder’s equity	292,658	289,938

(1)         Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $266.1 million and $266.8 million at June 30, 2008 and December 31, 2007, respectively.

(2)         Equity securities are carried at fair value.  Cost basis for these securities was $5.0 million at June 30, 2008.

Total investments increased to $305.3 million at June 30, 2008 from $301.2 million at December 31, 2007 due primarily to the investment of cash flows from operating activities, partially offset by lower unrealized net capital gains on fixed income securities.

At June 30, 2008, all securities in the fixed income securities portfolio were rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from Standards and Poor’s (“S&P”), Fitch or Dominion or a rating of aaa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.

Unrealized net capital gains totaled $3.8 million as of June 30, 2008, compared to unrealized net capital gains of $6.4 million at December 31, 2007.

Unrealized net capital gains on fixed income securities of $3.7 million as of June 30, 2008 comprised $6.4 million of unrealized gains and $2.7 million of unrealized losses.  Unrealized net capital gains on fixed income securities of $6.4 million at December 31, 2007 comprised $7.7 million of unrealized gains and $1.3 million of unrealized losses.  Unrealized capital gains on equity securities of $143 thousand were comprised solely of unrealized gains.  There were no unrealized capital gains and losses on equity securities at December 31, 2007.

Of the gross unrealized losses in the fixed income portfolio at June 30, 2008, $1.1 million or 40.8% were related to securities in our corporate fixed income securities portfolio and were primarily comprised of losses on securities in the banking, consumer goods, transportation and capital goods sectors.  The gross unrealized losses in these sectors were primarily related to changes in interest rates and credit spreads, and company specific conditions.  Of the remaining $1.6 million of unrealized losses, $816 thousand were related to mortgage-backed securities and $783 thousand were related to commercial mortgage-backed securities.  These losses are believed to be the result of liquidity declines in the financial markets.

We have a comprehensive portfolio monitoring process to identify and evaluate, on a case-by-case basis, fixed income and equity securities whose carrying value may be other-than-temporarily impaired.  The process includes a quarterly review of all securities using a screening process to identify situations where the fair value, compared to amortized cost for fixed income securities, and cost for equity securities is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings, ratings downgrades or payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list.  All investments in an unrealized loss position at June 30, 2008 were included in our portfolio monitoring process for determining whether declines in value were other-than-temporary.  We also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery as a result of approved programs involving the disposition of investments for reasons such as changes in economic and market outlooks, duration, revisions to strategic asset allocations, liquidity actions and federal income tax planning strategies for capital gain (loss) carryback and carryforward, as well as changes in intent to hold certain investments by portfolio managers.

We also monitor the quality of our fixed income portfolio by categorizing certain investments as “problem”, “restructured” or “potential problem.”  Problem fixed income securities are in default with respect to principal or interest and/or are investments issued by companies that have gone into bankruptcy subsequent to our acquisition.  Restructured fixed income securities have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring.  Potential problem fixed income investments are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have concerns regarding the borrower’s ability to pay future principal and interest, which causes us to believe these investments may be classified as problem or restructured in the future.

As of June 30, 2008 and December 31, 2007, we had no securities categorized as “problem”, “restructured” or “potential problem.”

Net Investment Income The following table presents net investment income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2008	2007	2008	2007

Fixed income securities	$3,369	$3,358	$6,721	$6,707
Equity securities	(29)	—	67	—
Short-term	203	275	482	595
Investment income, before expense	3,543	3,633	7,270	7,302
Investment expense	(116)	(84)	(203)	(169)
Net investment income	$3,427	$3,549	$7,067	$7,133

Net Realized Capital Gains and Losses The following table presents realized capital gains and losses and the related tax effect.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2008	2007	2008	2007

Realized capital gains and losses, pre-tax	$(91)	$(405)	$(345)	$(405)
Income tax benefit	32	142	121	142
Realized capital gains and losses, after-tax	$(59)	$(263)	$(224)	$(263)

The above table includes realized capital gains and losses on fixed income and equity securities as a result of sales, changes in our intent to continue holding fixed income securities in an unrealized loss position until they recover in value, and other transactions such as calls and prepayments.  We may sell impaired fixed income or equity securities that were in an unrealized loss position at the previous reporting date, or other investments where the fair value has declined below the carrying value, in situations where new factors such as negative developments, including subsequent credit deterioration and subsequent deterioration in the economy or capital markets, developments in the financial and real estate industries, liquidity needs, investment risk mitigation strategies, and other new facts and circumstances that would cause a change in our previous intent to hold a security to recovery or maturity.

Reinsurance recoverable, Contractholder funds and Reserve for life-contingent contract benefits

Contractholder funds decreased $29.2 million to $17.79 billion at June 30, 2008 from $17.82 billion at December 31, 2007 as a result of new and additional deposits on fixed annuities and interest-sensitive life insurance products, and interest credited to contractholder funds being more than offset by surrenders, withdrawals and benefit payments.  The reserve for life-contingent contract benefits increased $96.2 million to $2.44 billion at June 30, 2008 from $2.35 billion at December 31, 2007 resulting from sales of immediate annuities with life contingencies and other life-contingent products, partially offset by benefits paid and policy lapses.  Reinsurance recoverable from ALIC decreased by $22.2 million and reinsurance recoverable from non-affiliates increased by $97.8 million.

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

Fair Value of Financial Assets and Financial Liabilities SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS No. 157 as of January 1, 2008 for financial assets and financial liabilities that are measured at fair value.  SFAS No. 157:

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

We are responsible for the determination of the value of the financial assets and financial liabilities carried at fair value and the supporting assumptions and methodologies.  In certain situations, we employ independent third-party valuation service providers to gather, analyze, and interpret market information and derive fair values based upon relevant assumptions and methodologies for individual instruments.  In situations where our valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote or by employing internal valuation models that are widely accepted in the financial services industry.  Changing market conditions in the second quarter of 2008 were incorporated into valuation assumptions and reflected in the fair values, which were validated by calibration and other analytical techniques to available market observable data.

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

Our internal pricing methods are primarily based on models using discounted cash flow methodologies that determine a single best estimate of fair value for individual financial instruments.  In addition, our models use stochastically determined cash flows for certain derivatives embedded in certain contractholder liabilities, which are difficult to independently observe and verify.  Market specific inputs used in these fair values, which we believe are representative of inputs other market participants would use to determine fair values of the same instruments include anticipated market return estimates for derivative embedded in certain contractholder liabilities.  As a result of the significance of non-market observable inputs, including stochastic cash flow estimates as described above, judgment is required in developing these fair values.  The fair value of these financial assets and financial liabilities may differ from the amount received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Moreover, the use of different valuation assumptions may have a material effect on the financial assets’ and financial liabilities’ fair values.

Fair value of our investments comprise an aggregation of numerous, single best estimates for each security in the Condensed Statements of Financial Position.  Because of this detailed approach there is no single set of assumptions that determine our fair value estimates.  Moreover, management does not compile a range of estimates for items reported at fair value because we do not believe that a range would provide meaningful information.  Level 1 and Level 2 measurements represent valuations where all significant inputs are market observable.  Level 3 measurements have one or more significant inputs that are not market observable and as a result these fair value determinations have greater potential variability as it relates to their significant inputs.  The Level 3 principal component is asset-back securities (“ABS”).  In general, the greater the reliance on significant inputs that are not market observable, the greater potential variability of the fair value determinations. For broker quoted securities’ fair value determinations, we believe the brokers providing the quotes may consider market observable transactions or activity in similar securities, as applicable, and other information as calibration points.  We believe our most significant exposure to changes in fair value is due to market risk.  Our exposure to changes in market conditions is discussed fully in the Market Risk section of the MD&A included in our 2007 Form 10-K.

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

The following table identifies investments as of June 30, 2008 by source of value determination:

	Investments
($ in thousands)	Carrying Value	Percent to total
Fair value based on internal sources	$1,308	0.4%
Fair value based on external sources	303,985	99.6
Total fixed income, equity and certain short-term securities	305,293	100.0
Short-term investments, valued at cost	50	—
Total	$305,343	100.0%

For more detailed information on our accounting policy for the fair value of financial assets and financial liabilities and information on the financial assets and financial liabilities included in the Levels promulgated by SFAS No. 157, see Note 2 to the Condensed Financial Statements.

The following table provides additional details regarding Level 1, 2 and 3 financial assets and financial liabilities by their classification in the Condensed Statement of Financial Position at June 30, 2008.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Other Valuations and	Balance as of
($ in thousands)	(Level 1)	(Level 2)	(Level 3)	Netting	June 30, 2008
Financial assets
Fixed income securities:
Corporate		$70,128	$1,308		$71,436
Corporate privately placed securities		6,530			6,530
Municipal		525			525
U.S. government and agencies	$46,048	69,374			115,422
ABS			6,179		6,179
CMBS		22,119			22,119
MBS		46,542			46,542
ABS – Credit card and auto loans		1,001			1,001
Total fixed income securities	46,048	216,219	7,487		269,754
U.S. equities	5,140				5,140
Short-term investments:
Money market funds	30,399				30,399
Total short–term investments	30,399				30,399
Total recurring basis assets	81,587	216,219	7,487		305,293
Valued at cost				$50	50
Total investments	81,587	216,219	7,487	50	305,343
Separate account assets	2,659,733				2,659,733
Total financial assets	$2,741,320	$216,219	$7,487	$50	$2,965,076
% of total financial assets	92.4%	7.3%	0.3%	—%	100.0%

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts		$(44,578)	$(2,301)		$(46,879)
Total financial liabilities		$(44,578)	$(2,301)		$(46,879)
% of total financial liabilities		95.1%	4.9%		100.0%

The following table provides a summary of changes in fair value during the three-month period ended June 30, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at June 30, 2008.

		Total realized and unrealized Gains (Losses) included in:					Total Gains (Losses) included in
($ in thousands)	Balance as of March 31, 2008	Net Income (1)	OCI on Statement of Financial Position	Purchases, Sales, Issuances and Settlements, net	Net Transfers In and/or (Out) of Level 3	Balance as of June 30, 2008	Net Income for Instruments Still Held at June 30, 2008
Financial assets
Fixed income securities:
ABS	$10,659	$185	$(436)	$(4,229)	$—	$6,179	$(3)
Corporate	1,308	—	—	—	—	1,308	—
Total recurring level 3 financial assets	$11,967	$185	$(436)	$(4,229)	$—	$7,487	$(3)

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(1,235)	$(1,107)	$—	$41	$—	$(2,301)	$(1,107)
Total recurring level 3 financial liabilities	$(1,235)	$(1,107)	$—	$41	$—	$(2,301)	$(1,107)

(1)         The amounts above attributable to fixed income securities total $185 thousand and are reported in the Condensed Statements of Operations as follows:  $188 thousand in realized capital gains and losses, and $(3) thousand in net investment income.  The amounts above attributable to derivatives embedded in annuity contracts are reported as a component of contract benefits and are ceded in accordance with the Company’s reinsurance agreements.

The following table provides a summary of changes in fair value during the six-month period ended June 30, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at June 30, 2008.

		Total realized and unrealized Gains (Losses) included in:					Total Gains (Losses) included in
($ in thousands)	Balance as of January 1, 2008	Net Income (1)	OCI on Statement of Financial Position	Purchases, Sales, Issuances and Settlements, net	Net Transfers In and/or (Out) of Level 3 (2)	Balance as of June 30, 2008	Net Income for Instruments Still Held at June 30, 2008
Financial assets
Fixed income securities:
ABS	$10,484	$182	$(258)	$(4,229)	$—	$6,179	$(3)
Corporate	1,500	—	—	(192)	—	1,308	—
Total recurring level 3 financial assets	$11,984	$182	$(258)	$(4,421)	$—	$7,487	$(3)

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(256)	$(2,086)	$—	$41	$—	$(2,301)	$(2,086)
Total recurring level 3 financial liabilities	$(256)	$(2,086)	$—	$41	$—	$(2,301)	$(2,086)

(1)         The amounts above attributable to fixed income securities total $182 thousand and are reported in the Condensed Statements of Operations as follows:  $185 thousand in realized capital gains and losses, and $(3) thousand in net investment income. The amounts above attributable to derivatives embedded in annuity contracts are reported as a component of contract benefits and are ceded in accordance with the Company’s reinsurance agreements.

The following table presents fair value as a percent of amortized cost for Level 3 investments at June 30, 2008.

($ in thousands)	Fair value	Fair value as a % of Amortized cost

ABS	$6,179	103.3%
Corporate	1,308	100.0
Total Level 3 investments	$7,487	102.7

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity.  The following table summarizes our capital resources:

($ in thousands)	June 30, 2008	December 31, 2007
Common stock, additional capital paid-in and retained income	$290,199	$285,809
Accumulated other comprehensive income	2,459	4,129
Total shareholder’s equity	$292,658	$289,938

Shareholder’s equity increased in the first six months of 2008 due to net income partially offset by a decline in unrealized net capital gains on fixed income securities.

Financial Ratings and Strength We share the insurance financial strength ratings of our parent, ALIC, as our business is reinsured to ALIC.  ALIC’s ratings are influenced by many factors including operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage, AIC’s ratings and other factors.  There have been no changes to ALIC’s insurance financial strength ratings since December 31, 2007.  S&P affirmed the ratings for ALIC in July 2008.  Moody’s placed certain of ALIC’s ratings under review.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended June 30, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings.  These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves.  We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements.  Risk factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the Securities and Exchange Commission, and those incorporated by reference in Part I, Item 1A of Lincoln Benefit Life Company’s Annual Report on Form 10-K for 2007.

Item 6.  Exhibits

(a)  Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lincoln Benefit Life Company

(Registrant)

August 8, 2008
By /s/ Samuel H. Pilch
Samuel H. Pilch
(Controller)
(chief accounting officer and duly authorized officer of Registrant)

Exhibit No.	Description

31.1	Rule 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1