Form 10-Q
period 2008-09-30
LINCOLN BENEFIT LIFE CO
filed 2008-11-12
CIK 910739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Yes ☐    No ☒

As of November 11, 2008, the Registrant had 25,000 common shares, $100 par value, outstanding, all of which are held by Allstate Life Insurance Company.

LINCOLN BENEFIT LIFE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenues
Net investment income	$3,498	$3,594	$10,565	$10,727
Realized capital gains and losses	1,524	—	1,179	(405)

Income from operations before income tax expense	5,022	3,594	11,744	10,322
Income tax expense	1,752	1,256	4,084	3,606
Net income	$3,270	$2,338	$7,660	$6,716

See notes to condensed financial statements.

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,
($ in thousands, except par value data)	2008	2007
	(Unaudited)

Assets
Investments
Fixed income securities, at fair value (amortized cost $267,632 and $266,792)	$265,150	$273,144
Equity securities, at fair value (cost $4,740)	4,853	—
Short-term	34,518	28,057
Total investments	304,521	301,201

Cash	12,945	18,612
Reinsurance recoverable from Allstate Life Insurance Company	18,825,813	18,777,851
Reinsurance recoverable from non-affiliates	1,573,976	1,422,931
Deferred income taxes	776	—
Other assets	102,357	112,285
Separate Accounts	2,296,302	3,067,127
Total assets	$23,116,690	$23,700,007

Liabilities
Contractholder funds	$17,840,821	$17,820,885
Reserve for life-contingent contract benefits	2,517,680	2,348,116
Unearned premiums	23,771	25,819
Deferred income taxes	—	2,479
Payable to affiliates, net	40,395	21,912
Current income taxes payable	4,249	4,815
Other liabilities and accrued expenses	101,543	118,916
Separate Accounts	2,296,302	3,067,127
Total liabilities	22,824,761	23,410,069
Commitments and Contingent Liabilities (Note 4)

Shareholder’s equity
Common stock, $100 par value, 30 thousand shares authorized, 25 thousand shares issued and outstanding	2,500	2,500
Additional capital paid-in	180,000	180,000
Retained income	110,969	103,309
Accumulated other comprehensive (loss) income:
Unrealized net capital gains and losses	(1,540)	4,129
Total accumulated other comprehensive (loss) income	(1,540)	4,129
Total shareholder’s equity	291,929	289,938
Total liabilities and shareholder’s equity	$23,116,690	$23,700,007

See notes to condensed financial statements.

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
($ in thousands)	2008	2007
	(Unaudited)

Cash flows from operating activities
Net income	$7,660	$6,716
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	82	(13)
Realized capital gains and losses	(1,179)	405
Changes in:
Reserve for life-contingent contract benefits and contractholder funds, net of reinsurance recoverables	(9,507)	(4,488)
Income taxes	(769)	(801)
Receivable/payable to affiliates, net	18,483	(15,287)
Other operating assets and liabilities	72	8,821
Net cash provided by (used in) operating activities	14,842	(4,647)

Cash flows from investing activities

Proceeds from sales of fixed income securities	17,671	5,176
Proceeds from sales of equity securities	10,420	—
Collections on fixed income securities	7,375	12,505
Purchases of fixed income securities	(33,507)	(17,982)
Purchases of equity securities	(6,227)	—
Change in short-term investments	(16,241)	(5,164)
Net cash used in investing activities	(20,509)	(5,465)

Net decrease in cash	(5,667)	(10,112)
Cash at beginning of period	18,612	23,352
Cash at end of period	$12,945	$13,240

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

The condensed financial statements and notes as of September 30, 2008, and for the three-month and nine-month periods ended September 30, 2008 and 2007 are unaudited.  The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 and FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (collectively “FIN 48”)

The FASB issued the interpretation in July 2006 and the related staff position in May 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities.  The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities.  On January 1, 2007, the Company adopted the provisions of FIN 48, which were effective for fiscal years beginning after December 15, 2006. No cumulative effect of a change in accounting principle or adjustment to the liability for unrecognized tax benefits was recognized as a result of the adoption of FIN 48.  Accordingly, the adoption of FIN 48 did not have an effect on the results of operations or financial position of the Company.

LINCOLN BENEFIT LIFE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”)

In September 2006, the FASB issued SFAS No. 157, which redefines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”), and expands disclosures about fair value measurements.  SFAS No. 157 establishes a three-level hierarchy for fair value measurements based upon the nature of the inputs to the valuation of an asset or liability.  SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which permits the deferral of the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted the provisions of SFAS No. 157 for financial assets and liabilities recognized or disclosed at fair value on a recurring and non-recurring basis as of January 1, 2008.  Consistent with the provisions of FSP FAS 157-2, the Company decided to defer the adoption of SFAS No. 157 for non-financial assets and liabilities measured at fair value on a non-recurring basis until January 1, 2009.  In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which clarifies the application of SFAS 157 in a market that is not active.  The Company adopted the provisions of FSP FAS 157-3 as of September 30, 2008.  The adoption of SFAS No. 157 and FSP FAS 157-3 did not have a material effect on the Company’s results of operations or financial position (see Note 2).

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

Pending accounting standard

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”)

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

LINCOLN BENEFIT LIFE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

In determining fair value, the Company principally uses the market approach which generally utilizes market transaction data for the same or similar instruments.  To a lesser extent, the Company uses the income approach which involves determining fair values from discounted cash flow methodologies.  SFAS No. 157 establishes a hierarchy for inputs used in determining fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available.

Observable inputs are those used by market participants in valuing financial instruments that are developed based on market data obtained from independent sources.  In the absence of sufficient observable inputs, unobservable inputs reflect the Company’s estimates of the assumptions market participants would use in valuing financial assets and financial liabilities and are developed based on the best information available in the circumstances.  The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption.  In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments.  This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3.

Financial assets and financial liabilities recorded on the Condensed Statements of Financial Position at fair value as of September 30, 2008 are categorized in the fair value hierarchy based on the reliability of inputs to the valuation techniques as follows:

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

b)  Quoted prices for identical or similar assets or liabilities in non-active markets; or

c)  Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability.

Level 3:     Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect the Company’s estimates of the assumptions that market participants would use in valuing the financial assets and financial liabilities.

The availability of observable inputs varies by instrument. In situations where fair value is based on internally developed pricing models or inputs that are unobservable in the market, the determination of fair value requires more judgment.  The degree of judgment exercised by the Company in determining fair value is typically greatest for instruments categorized in Level 3.  In many instances, valuation inputs used to measure fair value fall into different levels of the fair value hierarchy.  The category level in the fair value hierarchy is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

LINCOLN BENEFIT LIFE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Summary of Significant Valuation Techniques for Financial Assets and Financial Liabilities on a Recurring Basis

Level 1 Measurements

Fixed income securities:  U.S. treasuries are in Level 1 and valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

Equity securities:  Comprise actively traded mutual funds that have quoted net asset values for identical assets that the Company can access.

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

Level 2 Measurements

Fixed income securities:

Corporate, including privately placed:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.  Also includes privately placed securities totaling $6.6 million which have market-observable external ratings from independent third party rating agencies.

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

MBS; ABS-credit card, auto and student loans:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.

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

Level 3 Measurements

Fixed income securities

Corporate:  Valued based on non-binding broker quotes and are categorized as Level 3.

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

Contractholder funds:  Derivatives embedded in annuity contracts are valued internally using models widely accepted in the financial services industry that determine a single best estimate of fair value for the embedded derivative within a block of contractholder liabilities.  The models use stochastically determined cash flows based on the contractual elements of embedded derivatives and other applicable market data.  These are categorized as Level 3 as a result of the significance of non-market observable inputs.

LINCOLN BENEFIT LIFE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Other valuations and	Balance as of September 30,
($ in thousands)	(Level 1)	(Level 2)	(Level 3)	netting	2008
Financial assets:
Fixed income securities	$46,270	$211,502	$7,378		$265,150
Equity securities	4,853	—	—		4,853
Short–term investments	34,468	—	—		34,468
Total recurring basis assets	85,591	211,502	7,378		304,471
Valued at cost				$50	50
Total investments	85,591	211,502	7,378	50	304,521

Separate account assets	2,296,302	—	—	—	2,296,302
Total financial assets	$2,381,893	$211,502	$7,378	$50	$2,600,823
% of total financial assets	91.6%	8.1%	0.3%	—%	100.0%

Financial liabilities:
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$(41,626)	$(6,430)		$(48,056)
Total financial liabilities	$—	$(41,626)	$(6,430)		$(48,056)
% of total financial liabilities	—%	86.6%	13.4%		100.0%

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

LINCOLN BENEFIT LIFE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The following table provides a summary of changes in fair value during the three-month period ended September 30, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at September 30, 2008.

		Total realized and unrealized gains (losses) included in:			Net		Total gains (losses) included in Net Income for
($ in thousands)	Balance as of June 30, 2008	Net Income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	transfers in and/or (out) of Level 3	Balance as of September 30, 2008	instruments still held at September 30, 2008 (1)
Financial assets
Fixed income securities	$7,487	$(1)	$(108)	$—	$—	$7,378	$(1)
Total recurring level 3 financial assets	$7,487	$(1)	$(108)	$—	$—	$7,378	$(1)

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(2,301)	$(4,176)	$—	$47	$—	$(6,430)	$(4,176)
Total recurring level 3 financial liabilities	$(2,301)	$(4,176)	$—	$47	$—	$(6,430)	$(4,176)

(1)   The amounts above attributable to fixed income securities are reported as a component of net investment income in the Condensed Statements of Operations.  The amounts above attributable to derivatives embedded in annuity contracts are reported as a component of contract benefits and are ceded in accordance with the Company’s reinsurance agreements.

The following table provides a summary of changes in fair value during the nine-month period ended September 30, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at September 30, 2008.

		Total realized and unrealized gains (losses) included in:			Net		Total gains (losses) included in Net Income for
($ in thousands)	Balance as of January 1, 2008	Net Income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	transfers in and/or (out) of Level 3	Balance as of September 30, 2008	instruments still held at September 30, 2008 (2)
Financial assets
Fixed income securities	$11,984	$181	$(366)	$(4,421)	$—	$7,378	$(2)
Total recurring level 3 financial assets	$11,984	$181	$(366)	$(4,421)	$—	$7,378	$(2)

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(256)	$(6,262)	$—	$88	$—	$(6,430)	$(6,262)
Total recurring level 3 financial liabilities	$(256)	$(6,262)	$—	$88	$—	$(6,430)	$(6,262)

(1)   The amounts above attributable to fixed income securities are reported in the Condensed Statements of Operations as follows:  $185 thousand in realized capital gains and losses, and $(4) thousand in net investment income.  The amounts above attributable to derivatives embedded in annuity contracts are reported as a component of contract benefits and are ceded in accordance with the Company’s reinsurance agreements.

(2)   The amounts above attributable to fixed income securities are reported as a component of net investment income in the Condensed Statements of Operations.  The amounts above attributable to derivatives embedded in annuity contracts are reported as a component of contract benefits and are ceded in accordance with the Company’s reinsurance agreements.

LINCOLN BENEFIT LIFE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

The effects of reinsurance on premiums and contract charges are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2008	2007	2008	2007
Premiums and contract charges
Direct	$286,952	$260,836	$836,853	$761,739
Assumed - non-affiliate	2,197	2,394	6,140	6,491
Ceded
Affiliate	(176,030)	(154,294)	(509,416)	(459,410)
Non-affiliate	(113,119)	(108,936)	(333,577)	(308,820)
Premiums and contract charges, net of reinsurance	$—	$—	$—	$—

The effects of reinsurance on interest credited to contractholder funds, contract benefits and expenses are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2008	2007	2008	2007
Interest credited to contractholder funds, contract benefits and expenses
Direct	$569,665	$512,083	$1,512,355	$1,521,152
Assumed - non-affiliate	2,673	2,430	6,816	8,070
Ceded
Affiliate	(400,421)	(367,732)	(1,052,183)	(1,118,106)
Non-affiliate	(171,917)	(146,781)	(466,988)	(411,116)
Interest credited to contractholder funds, contract benefits and expenses, net of reinsurance	$—	$—	$—	$—

LINCOLN BENEFIT LIFE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

The aggregate liability balance related to all guarantees was not material as of September 30, 2008.

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

•      In the lawsuits, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of contractual and extra-contractual damages.  In some cases, the monetary damages sought include punitive damages.  Often specific information about the relief sought, such as the amount of damages, is not available because plaintiffs have not requested specific relief in their pleadings.  In the Company’s experience, when specific monetary demands are made in pleadings, they bear little relation to the ultimate loss, if any, to the Company.

•      In connection with regulatory examinations and proceedings, government authorities may seek various forms of relief, including penalties, restitution and changes in business practices.  The Company may not be advised of the nature and extent of relief sought until the final stages of the examination or proceeding.

LINCOLN BENEFIT LIFE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

•      The EEOC also filed another lawsuit in 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the “EEOC II” suit).  In EEOC II, in 2006, the court granted partial summary judgment to the EEOC.  Although the court did not determine that AIC was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether AIC had reasonable factors other than age to support the rehire policy.  In June 2008, the Eighth Circuit Court of Appeals affirmed summary judgment in the EEOC’s favor.  In September 2008, the Court of Appeals granted AIC’s petition for rehearing en banc and vacated its earlier decision affirming the trial court’s grant of summary judgment in favor of the EEOC.  The Court of Appeals then dismissed the appeal, determining that it lacked jurisdiction to consider the appeal at this stage in the litigation.

LINCOLN BENEFIT LIFE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

•      AIC is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization.  Plaintiffs allege that they were constructively discharged so that AIC could avoid paying ERISA and other benefits offered under the reorganization.  They claim that the constructive discharge resulted from the implementation of agency standards, including mandatory office hours and a requirement to have licensed staff available during business hours.  The court approved the form of class notice which was sent to approximately 1,800 potential class members in November 2007.  Fifteen individuals opted out.  AIC’s motions for judgment on the pleadings were partially granted.  In May 2008, the court granted summary judgment in AIC’s favor on all class claims.  Plaintiffs moved for reconsideration and in the alternative to decertify the class.  AIC opposed this motion and filed a motion for summary judgment with respect to the remaining non-class claim.  In August 2008, the court denied plaintiffs’ motion to reconsider and to decertify the class.

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

LINCOLN BENEFIT LIFE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

5.  Other Comprehensive Income

  The components of other comprehensive (loss) income on a pre-tax and after-tax basis are as follows:

	Three Months Ended September 30,
	2008			2007
			After-			After-
($ in thousands)	Pre-tax	Tax	tax	Pre-tax	Tax	tax

Unrealized net holding (losses) gains arising during the period	$(4,628)	$1,620	$(3,008)	$4,865	$(1,703)	$3,162
Less: reclassification adjustment of realized capital gains and losses	1,524	(533)	991	—	—	—
Unrealized net capital gains and losses	(6,152)	2,153	(3,999)	4,865	(1,703)	3,162
Other comprehensive (loss) income	$(6,152)	$2,153	(3,999)	$4,865	$(1,703)	3,162

Net income			3,270			2,338
Comprehensive (loss) income			$(729)			$5,500

	Nine Months Ended September 30,
	2008			2007
			After-			After-
($ in thousands)	Pre-tax	Tax	tax	Pre-tax	Tax	tax

Unrealized net holding (losses) gains arising during the period	$(7,542)	$2,640	$(4,902)	$815	$(285)	$530
Less: reclassification adjustment of realized capital gains and losses	1,179	(412)	767	(405)	142	(263)
Unrealized net capital gains and losses	(8,721)	3,052	(5,669)	1,220	(427)	793
Other comprehensive (loss) income	$(8,721)	$3,052	(5,669)	$1,220	$(427)	793

Net income			7,660			6,716
Comprehensive income			$1,991			$7,509

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

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

OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2008	2007	2008	2007

Net investment income	$3,498	$3,594	$10,565	$10,727
Realized capital gains and losses	1,524	—	1,179	(405)
Income tax expense	(1,752)	(1,256)	(4,084)	(3,606)
Net income	$3,270	$2,338	$7,660	$6,716

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

Net income increased 39.9% in the third quarter and 14.1% in the first nine months of 2008 compared to the same periods in 2007.  The increase in both periods was the result of net realized capital gains partially offset by lower net investment income and higher income tax expense.

Net investment income decreased 2.7% in the third quarter of 2008 and 1.5% in the first nine months of 2008 compared to the same periods in 2007.  The decline in both periods was primarily due to lower portfolio yields partially offset by higher average investment balances.

Realized capital gains and losses reflected net gains of $1.5 million and $1.2 million in the third quarter of 2008 and first nine months of 2008, respectively, primarily due to realized capital gains on sales of fixed income securities partially offset by realized capital losses on sales of equity securities.  There were no realized capital gains and losses in the third quarter of 2007 and realized capital gains and losses for the first nine months of 2007 reflected net losses of $405 thousand, which primarily related to dispositions of fixed income securities.

FINANCIAL POSITION

	September 30,	December 31,
($ in thousands)	2008	2007
Fixed income securities (1)	$265,150	$273,144
Equity securities (2)	4,853	—
Short-term	34,518	28,057
Total investments	$304,521	$301,201

Cash	$12,945	$18,612
Reinsurance recoverable from ALIC	18,825,813	18,777,851
Reinsurance recoverable from non-affiliates	1,573,976	1,422,931
Contractholder funds	17,840,821	17,820,885
Reserve for life-contingent contract benefits	2,517,680	2,348,116
Separate Accounts assets and liabilities	2,296,302	3,067,127
Total shareholder’s equity	291,929	289,938

(1)          Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $267.6 million and $266.8 million at September 30, 2008 and December 31, 2007, respectively.

(2)          Equity securities are carried at fair value.  Cost basis for these securities was $4.7 million at September 30, 2008.

Total investments increased to $304.5 million at September 30, 2008 from $301.2 million at December 31, 2007 due primarily to the investment of cash flows from operating activities, partially offset by an unfavorable change in unrealized capital gains and losses on fixed income securities.

At September 30, 2008, all investments in the fixed income securities portfolio were rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from Standards and Poor’s (“S&P”), Fitch or Dominion or a rating of aaa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.

Unrealized net capital losses totaled $2.4 million as of September 30, 2008, compared to unrealized net capital gains of $6.4 million at December 31, 2007.

Unrealized net capital losses on fixed income securities of $2.5 million as of September 30, 2008 comprised $4.3 million of unrealized gains and $6.8 million of unrealized losses.  Unrealized net capital gains on fixed income securities of $6.4 million at December 31, 2007 comprised $7.7 million of unrealized gains and $1.3 million of unrealized losses.  Unrealized net capital gains on equity securities of $113 thousand at September 30, 2008 were comprised of $270 thousand of unrealized gains and $157 thousand of unrealized losses.  There were no unrealized capital gains and losses on equity securities at December 31, 2007.

Of the gross unrealized losses in the fixed income portfolio at September 30, 2008, $3.5 million or 52.2% were related to securities in our corporate fixed income securities portfolio and were primarily comprised of losses on securities in the banking, consumer goods, financial services and capital goods sectors.  The gross unrealized losses in these sectors were primarily related to changes in interest rates and credit spreads, and company specific conditions.  The remaining $3.3 million of unrealized losses on fixed income securities were primarily comprised of $1.8 million related to commercial mortgage-backed securities and $1.4 million related to mortgage-backed securities.  These losses were primarily the result of liquidity declines in the financial markets.

Of the gross unrealized losses in the equity securities portfolio at September 30, 2008, all were related to the financial services sector and were company and sector specific.

We have a comprehensive portfolio monitoring process to identify and evaluate, on a case-by-case basis, fixed income and equity securities whose carrying value may be other-than-temporarily impaired.  The process includes a quarterly review of all securities using a screening process to identify situations where the fair value, compared to amortized cost for fixed income securities and cost for equity securities, is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings, ratings downgrades or payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list.  All investments in an unrealized loss position at September 30, 2008 were included in our portfolio monitoring process for determining whether declines in value were other-than-temporary.  We also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery as a result of approved programs involving the disposition of investments for reasons such as negative developments that would change the view of long term investors and their intent to continue to hold the investment, subsequent credit deterioration of an issuer or holding, subsequent further deterioration of capital markets (i.e. debt and equity) and of economic conditions, subsequent further deterioration in the financial services and real estate industries, changes in duration, revisions to strategic asset allocations, liquidity needs, unanticipated federal income tax situations involving capital gains and capital loss carrybacks and carryforwards with specific expiration dates, investment risk mitigation actions, and other new facts and circumstances that would cause a change in our previous intent to hold a security to recovery or maturity.

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

As of September 30, 2008 and December 31, 2007, we had no securities categorized as “problem”, “restructured” or “potential problem.”

Net Investment Income The following table presents net investment income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2008	2007	2008	2007

Fixed income securities	$3,355	$3,412	$10,076	$10,119
Equity securities	17	—	84	—
Short-term	181	272	663	867
Investment income, before expense	3,553	3,684	10,823	10,986
Investment expense	(55)	(90)	(258)	(259)
Net investment income	$3,498	$3,594	$10,565	$10,727

Net Realized Capital Gains and Losses The following table presents realized capital gains and losses and the related tax effect.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2008	2007	2008	2007

Realized capital gains and losses, pre-tax	$1,524	$—	$1,179	$(405)
Income tax (expense) benefit	(534)	—	(413)	142
Realized capital gains and losses, after-tax	$990	$—	$766	$(263)

We may sell or change our assertion to hold a security until recovery for impaired fixed income or equity securities that were in an unrealized loss position at the previous reporting date in situations where significant unanticipated new facts and circumstances emerge or existing facts and circumstances increase in significance and are anticipated to adversely impact a security’s future valuations more than previously expected; including negative developments that would change the view of long term investors and their intent to continue to hold the investment, subsequent credit deterioration of an issuer or holding, subsequent further deterioration in capital markets (i.e. debt and equity) and of economic conditions, subsequent further deterioration in the financial services and real estate industries, liquidity needs, unanticipated federal income tax situations involving capital gains and capital loss carrybacks and carryforwards with specific expiration dates, investment risk mitigation actions, and other new facts and circumstances that would cause a change in our previous intent to hold a security to recovery or maturity.

Reinsurance recoverable, Contractholder funds and Reserve for life-contingent contract benefits

Contractholder funds increased $19.9 million to $17.84 billion at September 30, 2008 from $17.82 billion at December 31, 2007 as a result of new and additional deposits on fixed annuities and interest-sensitive life insurance products, and interest credited to contractholder funds partially offset by surrenders, withdrawals and benefit payments.  The reserve for life-contingent contract benefits increased $169.6 million to $2.52 billion at September 30, 2008 from $2.35 billion at December 31, 2007 resulting from sales of immediate annuities with life contingencies and other life-contingent products, partially offset by benefits paid and policy lapses.  Reinsurance recoverable from ALIC increased by $48.0 million and reinsurance recoverable from non-affiliates increased by $151.0 million.

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

We categorize our financial assets and financial liabilities measured at fair value based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities which we can access (Level 1); the second highest priority for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets, or valuation models whose inputs are observable (Level 2); and the lowest priority to unobservable inputs (Level 3).  To distinguish among the categories we consider the frequency of completed transactions such as daily trading for equity securities.  If inputs used to measure a financial instrument fall within different levels of the fair value hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the entire instrument.  Certain financial assets are not carried at fair value on a recurring basis.  Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to remeasurement at fair value after initial recognition and the resulting measurement is reflected in the condensed financial statements.

The availability of market observable information is the principal factor in determining the level that financial instruments are assigned in the three-level hierarchy. Observable inputs are those used by market participants in valuing financial instruments that are developed based on market data obtained from independent sources.  In the absence of sufficient observable inputs, unobservable inputs reflect our estimates of the assumptions market participants would use in valuing financial assets and financial liabilities and are developed based on the best information available in the circumstances.  The degree of management judgment involved in determining fair values is inversely related to the availability of market observable information.

Financial assets and financial liabilities recorded on the Condensed Statements of Financial Position at fair value as of September 30, 2008 are categorized based on the reliability of inputs to the valuation techniques as follows:

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

b)             Quoted prices for identical or similar assets or liabilities in non-active markets; or

c)              Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability.

Level 3:     Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs may reflect our estimates of the assumptions that market participants would use in valuing the financial assets and financial liabilities.

We utilize a combination of third party valuation service providers, brokers, and internal valuation models to determine fair value.  We gain assurance on the overall reasonableness and consistent application of input assumptions, valuation methodologies, and compliance with accounting standards for fair value determination through the execution of various processes and controls designed to ensure that our financial assets and financial liabilities are appropriately valued.  We monitor fair values received from third parties and those derived internally on an ongoing basis.

We are responsible for the determination of the value of the financial assets and financial liabilities carried at fair value and the supporting assumptions and methodologies.  In certain situations, we employ independent third-party valuation service providers to gather, analyze, and interpret market information and derive fair values based upon relevant assumptions and methodologies for individual instruments.  In situations where our valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a single quote or by employing internal valuation models that are widely accepted in the financial services industry.  Changing market conditions are incorporated into valuation assumptions and reflected in the fair values, which are validated by calibration and other analytical techniques to available market observable data.

Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of proprietary algorithms, produce valuation information in the form of a single fair value for individual securities for which a fair value has been requested under the terms of our agreements.  For certain security types fair values are derived from the valuation service providers’ proprietary valuation models.  The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, liquidity spread, currency rates, and other market-observable information, as applicable. Credit and liquidity spreads are typically implied from completed transactions and transactions of comparable securities.  Valuation service providers also use proprietary discounted cash flow models that are widely accepted in the financial services industry and similar to those used by other market participants to value the same financial instruments.  The valuation models take into account, among other things, market observable information as of the measurement date, as described above, as well as the specific attributes of the security being valued including its term, interest rate, credit rating, industry sector, and where applicable, collateral quality and other issue or issuer specific information.  Executing valuation models effectively requires seasoned professional judgment and experience.  In cases where market transactions or other market observable data is limited, the extent to which judgment is applied varies inversely with the availability of market observable information.

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

Our internal pricing methods are primarily based on models using discounted cash flow methodologies that determine a single best estimate of fair value for individual financial instruments.  In addition, our models use internally assigned credit ratings as inputs (which are generally consistent with any external ratings and those we use to report our holdings by credit rating) and stochastically determined cash flows for certain derivatives embedded in certain contractholder liabilities, both of which are difficult to independently observe and verify.  Instrument specific inputs used in our internal fair value determinations include: coupon rate, weighted average life, sector of the issuer, call provisions, and the contractual elements of derivatives embedded in certain contractholder liabilities.  Market related inputs used in these fair values, which we believe are representative of inputs other market participants would use to determine fair value of the same instruments include: interest rate yield curves, quoted market prices of comparable securities, credit spreads, estimated liquidity premiums, and other applicable market data including lapse and anticipated market return estimates for derivatives embedded in certain contractholder liabilities.  Credit spreads are determined using those published by a commonly used industry specialist for comparable public securities.  A liquidity premium is also added to reflect spreads commonly required for the types of securities being valued and are calibrated based on actual trades or other market data.  As a result of the significance of non-market observable inputs, including internally assigned credit ratings and stochastic cash flow estimates as described above, judgment is required in developing these fair values. The fair value of these financial assets and financial liabilities may differ from the amount actually received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Moreover, the use of different valuation assumptions may have a material effect on the financial assets’ and financial liabilities’ fair values.

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

We employ specific control processes to determine the reasonableness of the fair values of our financial assets and financial liabilities.  Our processes are designed to ensure that the values received or internally estimated are accurately recorded and that the data inputs and the valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value.  For example, on a continuing basis, we assess the reasonableness of individual security values received from valuation service providers that exceed certain thresholds as compared to previous values received from those valuation service providers.  In addition, we may validate the reasonableness of fair values by comparing information obtained from our valuation service providers to other third party valuation sources for selected financial assets. When fair value determinations are expected to be more variable, we validate them through reviews by members of management who have relevant expertise and who are independent of those charged with executing investment transactions.  We do not alter fair values provided by our valuation providers or brokers.

The following table identifies investments as of September 30, 2008 by source of value determination:

	Investments
($ in thousands)	Carrying Value	Percent to total
Fair value based on internal sources	$6,159	2.0%
Fair value based on external sources	294,293	96.7
Total fixed income, equity and certain short-term securities	300,452	98.7
Short-term investments, valued at cost	4,069	1.3
Total	$304,521	100.0%

For more detailed information on our accounting policy for the fair value of financial assets and financial liabilities and information on the financial assets and financial liabilities included in the Levels promulgated by SFAS No. 157, see Note 2 to the Condensed Financial Statements.

The following table provides additional details regarding Level 1, 2 and 3 financial assets and financial liabilities by their classification in the Condensed Statement of Financial Position at September 30, 2008.

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Other valuations and	Balance as of September 30
($ in thousands)	(Level 1)	(Level 2)	(Level 3)	netting	2008
Financial assets
Fixed income securities:
Corporate	$—	$67,120	$1,307		$68,427
Corporate privately placed securities	—	6,554	—		6,554
Municipal	—	520	—		520
U.S. government and agencies	46,270	69,569	—		115,839
ABS	—	—	6,071		6,071
CMBS	—	21,081	—		21,081
MBS	—	45,662	—		45,662
ABS – Credit card, auto and student loans	—	996	—		996
Total fixed income securities	46,270	211,502	7,378		265,150
U.S. equities	4,853	—	—		4,853
Short-term investments:
Money market funds	34,468	—	—		34,468
Total short–term investments	34,468	—	—		34,468
Total recurring basis assets	85,591	211,502	7,378		304,471
Valued at cost				$50	50
Total investments	85,591	211,502	7,378	50	304,521
Separate account assets	2,296,302	—	—	—	2,296,302
Total financial assets	$2,381,893	$211,502	$7,378	$50	$2,600,823
% of total financial assets	91.6%	8.1%	0.3%	—%	100.0%

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$(41,626)	$(6,430)		$(48,056)
Total financial liabilities	$—	$(41,626)	$(6,430)		$(48,056)
% of total financial liabilities	—%	86.6%	13.4%		100.0%

The following table provides a summary of changes in fair value during the three-month period ended September 30, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at September 30, 2008.

		Total realized and unrealized gains (losses) included in:					Total gains (losses) included in Net Income for
($ in thousands)	Balance as of June 30, 2008	Net Income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of September 30, 2008	instruments still held at September 30, 2008
Financial assets
Fixed income securities:
ABS	$6,179	$—	$(108)	$—	$—	$6,071	$(1)
Corporate	1,308	(1)	—	—	—	1,307	—
Total recurring level 3 financial assets	$7,487	$(1)	$(108)	$—	$—	$7,378	$(1)

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(2,301)	$(4,176)	$—	$47	$—	$(6,430)	$(4,176)
Total recurring level 3 financial liabilities	$(2,301)	$(4,176)	$—	$47	$—	$(6,430)	$(4,176)

(1)        The amounts above attributable to fixed income securities are reported as a component of net investment income in the Condensed Statements of Operations.  The amounts above attributable to derivatives embedded in annuity contracts are reported as a component of contract benefits and are ceded in accordance with the Company’s reinsurance agreements.

The following table provides a summary of changes in fair value during the nine-month period ended September 30, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at September 30, 2008.

		Total realized and unrealized gains (losses) included in:					Total gains (losses) included in Net Income for
($ in thousands)	Balance as of January 1, 2008	Net Income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of September 30, 2008	instruments still held at September 30, 2008 (2)
Financial assets
Fixed income securities:
ABS	$10,484	$182	$(366)	$(4,229)	$—	$6,071	$(1)
Corporate	1,500	(1)	—	(192)	—	1,307	(1)
Total recurring level 3 financial assets	$11,984	$181	$(366)	$(4,421)	$—	$7,378	$(2)

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(256)	$(6,262)	$—	$88	$—	$(6,430)	$(6,262)
Total recurring level 3 financial liabilities	$(256)	$(6,262)	$—	$88	$—	$(6,430)	$(6,262)

(1)        The amounts above attributable to fixed income securities are reported in the Condensed Statements of Operations as follows:  $185 thousand in realized capital gains and losses, and $(4) thousand in net investment income.  The amounts above attributable to derivatives embedded in annuity contracts are reported as a component of contract benefits and are ceded in accordance with the Company’s reinsurance agreements.

(2)        The amounts above attributable to fixed income securities are reported as a component of net investment income in the Condensed Statements of Operations.  The amounts above attributable to derivatives embedded in annuity contracts are reported as a component of contract benefits and are ceded in accordance with the Company’s reinsurance agreements.

The following table presents fair value as a percent of amortized cost for Level 3 investments at September 30, 2008.

($ in thousands)	Fair value	Fair value as a % of Amortized cost

ABS	$6,071	101.5%
Corporate	1,307	100.0
Total Level 3 investments	$7,378	101.2

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity.  The following table summarizes our capital resources:

($ in thousands)	September 30, 2008	December 31, 2007
Common stock, additional capital paid-in and retained income	$293,469	$285,809
Accumulated other comprehensive (loss) income	(1,540)	4,129
Total shareholder’s equity	$291,929	$289,938

Shareholder’s equity increased in the first nine months of 2008 due to net income partially offset by an unfavorable change in unrealized net capital gains and losses on fixed income securities.

Financial Ratings and Strength We share the insurance financial strength ratings of our parent, ALIC, as our business is reinsured to ALIC.   ALIC’s ratings are influenced by many factors including operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage and AIC’s ratings.  In October 2008, A.M. Best affirmed ALIC’s A+ financial strength rating.  The outlook for this rating is stable.  S&P affirmed ALIC’s rating of AA but revised its outlook from stable to negative.  Moody’s downgraded ALIC’s insurance financial strength rating to Aa3 from Aa2 with a negative outlook.

As of September 30, 2008, we recorded a net deferred tax asset of $776 thousand, which included $1.0 million relating to unrealized and realized net capital losses that have not yet been recognized for tax purposes.  Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized based on our assessment that the deductions ultimately recognized for tax purposes will be fully utilized.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended September 30, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The realization of deferred tax assets is subject to uncertainty

The realization of our deferred tax assets is based on our assumption that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.  However, actual results may differ from our assumptions if adequate levels of taxable income are not attained.

Item 5.  Other Information

On September 25, 2008, Deloitte & Touche LLP (“Deloitte”) advised The Allstate Corporation (the “Corporation”) Audit Committee (the “Allstate Audit Committee”) that it had become aware that a former Deloitte advisory partner (the “Former Advisory Partner”) traded in the Corporation’s securities on two occasions in 2006.  Lincoln Benefit Life Company (“LBL”) is a subsidiary of Allstate Life Insurance Company (“ALIC”) and a consolidated subsidiary of the Corporation, and Deloitte is our registered public accounting firm, and performs our audits, in addition to those of the Corporation.  Deloitte concluded that these securities transactions violated the SEC’s independence rules.  Deloitte had conducted an internal review and concluded that the Former Advisory Partner’s actions did not impair Deloitte’s impartiality or objectivity or that of the engagement team that has conducted both the Corporation’s and our audits.  Deloitte’s audit engagement team consisted of a lead client service partner, who had responsibility for all substantive issues with respect to the planning, scope and conduct of the audit, an additional audit partner, a concurring review partner, a senior manager, additional professional staff, as well as the Former Advisory Partner, who functioned primarily in a client relationship and assessment role and had no substantive or technical role in the audit.  The Former Advisory Partner attended many, but not all, of the Allstate Audit Committee meetings.  He has not attended any meetings of the Board of Directors or of the Audit Committee of ALIC or LBL.  His primary role at the Corporation level was to function in a client service role, including conducting Deloitte’s annual client service assessments, and he did not review any substantive audit matters with the Allstate Audit Committee at any of these meetings.  Deloitte provided a draft letter on September 25 to the Allstate Audit Committee concluding the actions of its Former Advisory Partner did not impair Deloitte’s past or continuing independence.

The Allstate Audit Committee thereafter initiated its own review with the assistance of external counsel.  The Allstate Audit Committee and its external counsel held meetings with Deloitte and had frequent contacts with Deloitte and its counsel.  The Allstate Audit Committee held meetings concerning the progress of its review on September 29, October 8, 17, and 30, 2008.  The review included an examination of the Corporation’s relationship to the Former Advisory Partner and his role on the engagement.  Over the course of the review, the Allstate Audit Committee’s counsel examined a substantial number of documents and communications from the Corporation’s files and Deloitte’s, including the Former Advisory Partner’s annual goals and assessments, his communication with the audit engagement team and with the Corporation’s management and Allstate Audit Committee members, his independence certifications, and email and other documents relating to the audit engagement.  The Allstate Audit Committee’s external counsel’s review established that the Former Advisory Partner had functioned in a client service role and had not been involved in the substantive audit or influenced any substantive portion of any audit or review of the Corporation’s financial statements.  The Allstate Audit Committee members confirmed that this was their view of the role of the Former Advisory Partner.  The Allstate Audit Committee and its external counsel also met with the Corporation’s financial management team as well as with senior management of Deloitte, including the current and former lead client service partners.  The Allstate Audit Committee’s review confirmed Deloitte’s findings that the Former Advisory Partner met with the Allstate Audit Committee as well as senior management of the Corporation, for the purpose of enhancing Deloitte’s client service to the Corporation rather than participating in the audit or review.

The Allstate Audit Committee concurred with Deloitte’s conclusion, reconfirmed in its letter to the Allstate Audit Committee issued October 31, 2008, that Deloitte’s impartiality or objectivity related to its audits of the Corporation had not been compromised and therefore, notwithstanding the violation of the independence rules, Deloitte’s independence was not impaired.  In reaching this conclusion, the Allstate Audit Committee took into consideration the following: (i) the Former Advisory Partner is no longer a partner or otherwise affiliated with Deloitte; (ii) it appears that the trades in the Corporation’s securities were isolated incidents; (iii) the Former Advisory Partner did not disclose his investments to Deloitte, in contravention of Deloitte’s independence policies; (iv) the problem was corrected as promptly as possible; (v) the Former Advisory Partner had no responsibility for, and was not involved in, the conduct of the audit of the Corporation; (vi) it appears that the Former Advisory Partner did not exercise any influence over the conduct of the audit or Deloitte’s conclusions with respect to the audit or accounting consultations related to the audit; (vii) there is no indication of independence issues with respect to other members of the engagement team; and (viii) Deloitte has in place a quality control system that meets the requirements of the SEC and the Public Company Accounting Oversight Board, and provides reasonable assurance that the accounting firm and its employees do not lack independence.  The Allstate Audit Committee and Deloitte separately reported their conclusions to the SEC Staff.

On November 11, 2008, after the Allstate Audit Committee and Deloitte had reported their conclusions to the SEC Staff, the ALIC Audit Committee met.  The ALIC Audit Committee is also the audit committee for LBL. During that meeting, the ALIC Audit Committee reviewed the Allstate Audit Committee’s conclusion that Deloitte’s impartiality or objectivity related to its audits of the Corporation had not been compromised and that Deloitte’s independence was not impaired.  Following that review, the ALIC Audit Committee concurred with Deloitte’s conclusion, reconfirmed in its letter to the Allstate Audit Committee issued October 31, 2008, that Deloitte’s impartiality or objectivity related to its audits of the Corporation, including LBL as a consolidated subsidiary, had not been compromised and therefore, notwithstanding the violation of the independence rules, Deloitte’s independence was not impaired with regard to LBL.

Item 6.  Exhibits

(a)  Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lincoln Benefit Life Company

(Registrant)

November 11, 2008

By /s/ Samuel H. Pilch

Samuel H. Pilch
(Controller)
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description

31.1	Rule 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1