Form 10-K
period 2008-12-31
LINCOLN BENEFIT LIFE CO
filed 2009-03-18
CIK 910739

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

                   For the fiscal year ended December 31, 2008

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

                 2940 South 84th Street, Lincoln, Nebraska 68506
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code: 800-525-9287

Securities registered pursuant to Section 12(b) or 12(g) of the Act:  None

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

AS OF MARCH 18, 2009, THE REGISTRANT HAD 25,000 COMMON SHARES, $100 PAR VALUE, OUTSTANDING, ALL OF WHICH ARE HELD BY ALLSTATE LIFE INSURANCE COMPANY.

                          LINCOLN BENEFIT LIFE COMPANY
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 2008

                                                                            PAGE

PART I
Item 1.   Business                                                             1
Item 1A.  Risk Factors                                                         2
Item 1B.  Unresolved Staff Comments                                            7
Item 2.   Properties                                                           7
Item 3.   Legal Proceedings                                                    7
Item 4.   Submission of Matters to a Vote of Security Holders *              N/A

PART II
Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                    7
Item 6.   Selected Financial Data *                                          N/A
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            8
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk          23
Item 8.   Financial Statements and Supplementary Data                         24
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure                                            52
Item 9A.  Controls and Procedures                                             52
Item 9B.  Other Information                                                   52

PART III
Item 10.  Directors, Executive Officers and Corporate Governance *           N/A
Item 11.  Executive Compensation*                                            N/A
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters *                       N/A
Item 13.  Certain Relationships and Related Transactions, and
          Director Independence *                                            N/A
Item 14.  Principal Accounting Fees and Services                              53

PART IV
Item 15.  Exhibits and Financial Statement Schedules                          54
          Signatures                                                          58
          Supplemental Information to be Furnished With Reports Filed
          Pursuant to Section 15(d) of the Securities Exchange Act of
          1934 by Registrants Which Have Not Registered Securities
          Pursuant to Section 12 of the Securities Exchange Act of 1934       59
          Financial Statement Schedules                                      S-1

          * Omitted pursuant to General Instruction I(2) of Form 10-K

PART I

ITEM 1.  BUSINESS

     Lincoln Benefit Life Company ("Lincoln Benefit", "we", "our" or "us") was incorporated under the laws of the State of Nebraska in 1938. Lincoln Benefit is a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), a stock life insurance company incorporated under the laws of the State of Illinois. ALIC is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a stock property-liability insurance company organized under the laws of the State of Illinois. All of the outstanding capital stock of Allstate Insurance Company is owned by Allstate Insurance Holdings, LLC, which is wholly owned by The Allstate Corporation (the "Corporation" or "Allstate"), a publicly owned holding company incorporated under the laws of the State of Delaware. The Allstate Corporation is the largest publicly held personal lines insurer in the United States. Widely known through the "You're In Good Hands With Allstate(R)" slogan, Allstate is reinventing protection and retirement to help individuals in approximately 17 million households protect what they have today and better prepare for tomorrow. Customers can access Allstate products and services such as auto insurance and homeowners insurance through more than 14,000 exclusive Allstate agencies and financial representatives in the United States and Canada. Allstate is the 2nd largest personal property and casualty insurer in the United States on the basis of 2007 statutory direct premiums earned. In addition, according to A.M. Best, it is the nation's 16th largest issuer of life insurance business on the basis of 2007 ordinary life insurance in force and 17th largest on the basis of 2007 statutory admitted assets.

     In this annual report on Form 10-K, we occasionally refer to statutory financial information. All domestic United States insurance companies are required to prepare statutory-basis financial statements. As a result, industry data is available that enables comparisons between insurance companies, including competitors that are not subject to the requirement to prepare financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"). We frequently use industry publications containing statutory financial information to assess our competitive position.

     The Company sells life insurance, retirement and investment products to individuals in all states except New York, as well as in the District of Columbia, Guam and the U.S. Virgin Islands. Our principal products are fixed annuities, including deferred, immediate and indexed; and interest-sensitive, traditional and variable life insurance. We sell products through multiple intermediary distribution channels, including Allstate exclusive agencies, independent agents (including master brokerage agencies), and broker-dealers.

     We compete on a wide variety of factors, including the scope of our distribution systems, the type of our product offerings, the recognition of our brands, our financial strength and ratings, our differentiated product features and prices, and the level of customer service that we provide. In addition, with respect to variable life insurance products in particular, we compete on the basis of the variety of fund managers and choices of funds for our separate accounts and the management and performance of those funds within our separate accounts.

     The market for life insurance, retirement and investment products continues to be highly fragmented and competitive. As of December 31, 2008, there were approximately 500 groups of life insurance companies in the United States, most of which offered one or more similar products. In addition, because many of these products include a savings or investment component, our competition includes domestic and foreign securities firms, investment advisors, mutual funds, banks, and other financial institutions. Competitive pressure continues to grow due to several factors, including cross marketing alliances between unaffiliated businesses, as well as consolidation activity in the financial services industry.

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

     In recent years, the state insurance regulatory framework has come under increased federal scrutiny. Legislation that would provide for federal chartering of insurance companies has been proposed. In addition, state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation. We cannot predict whether any specific state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect any such measures would have on Lincoln Benefit.

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

     These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "seeks," "expects," "will," "should," "anticipates," "estimates," "intends," "believes," "likely," "targets" and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, investment results, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements.

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

CHANGES IN UNDERWRITING AND ACTUAL EXPERIENCE COULD MATERIALLY AFFECT PROFITABILITY OF BUSINESS CEDED TO ALIC

     Our product pricing includes long-term assumptions regarding investment returns, mortality, morbidity, persistency and operating costs and expenses of the business, which is ceded to ALIC. Management establishes target returns for each product based upon these factors and the average amount of capital that the Company and ALIC must hold to support in-force contracts taking into account rating agencies and regulatory requirements. We monitor and manage our pricing and overall sales mix to achieve target new business returns on a portfolio basis, which could result in the discontinuation of products or distribution relationships and a decline in sales. Profitability from new business emerges over a period of years depending on the nature and life of the product and is subject to variability as actual results may differ from pricing assumptions.

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

CHANGES IN RESERVE ESTIMATES MAY ADVERSELY AFFECT OUR OPERATING RESULTS CEDED TO ALIC

     Reserve for life-contingent contract benefits is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses. We periodically review the adequacy of these reserves on an aggregate basis and if future experience differs significantly from assumptions, adjustments to reserves may be required which could have a material adverse effect on our operating results ceded to ALIC.

CHANGES IN MARKET INTEREST RATES MAY LEAD TO A SIGNIFICANT DECREASE IN THE SALES AND PROFITABILITY OF SPREAD-BASED PRODUCTS CEDED TO ALIC

Our ability to manage our spread-based products, such as fixed annuities, is dependent upon maintaining profitable spreads between investment yields and interest crediting rates on business ceded to ALIC. When market interest rates decrease or remain at relatively low levels, proceeds from investments that have matured or have been prepaid or sold may be reinvested at lower yields, reducing investment spread. Lowering interest crediting rates in such an environment can partially offset decreases in investment yield on some products. However, these changes could be limited by market conditions, regulatory minimum rates or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in asset yields. Decreases in the rates offered on products could make those products less attractive, leading to lower sales and/or changes in the level of policy loans, surrenders and withdrawals. Non-parallel shifts in interest rates, such as increases in short-term rates without accompanying increases in medium- and long-term rates, can influence customer demand for fixed annuities, which could impact the level and profitability of new customer deposits. Increases in market interest rates can also have negative effects on the business ceded to ALIC, for example by increasing the attractiveness of other investments to our customers, which can lead to higher surrenders at a time when fixed income investment asset values are lower as a result of the increase in interest rates. This could lead to the sale of fixed income securities at a loss. For certain products, principally fixed annuity and interest-sensitive life products, the earned rate on assets could lag behind rising market yields. We may react to market conditions by increasing crediting rates, which could narrow spreads and reduce profitability ceded to ALIC.

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

CHANGES IN TAX LAWS MAY DECREASE SALES AND PROFITABILITY OF PRODUCTS CEDED TO
ALIC

     Under current federal and state income tax law, certain products we offer, primarily life insurance and annuities, receive favorable tax treatment. This favorable treatment may give certain of our products a competitive advantage over noninsurance products. Congress from time to time considers legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance and annuities. Congress also considers proposals to reduce the taxation of certain products or investments that may compete with life insurance and annuities. Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage or create a disadvantage for certain of our products making them less competitive. Such proposals, if adopted, could have a material adverse effect on ALIC's profitability and financial condition or our ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.

RISKS RELATING TO INVESTMENTS

WE ARE SUBJECT TO MARKET RISK AND DECLINES IN CREDIT QUALITY WHICH MAY ADVERSELY IMPACT INVESTMENT INCOME AND CAUSE ADDITIONAL REALIZED LOSSES

     We are subject to the risk that we will incur losses due to adverse changes in interest rates. In addition, we are subject to potential declines in credit quality, either related to issues specific to certain industries or to a general weakening in the economy.

     A decline in market interest rates could have an adverse effect on our investment income as we invest cash in new investments that may yield less than the portfolio's average rate. In a declining interest rate environment, borrowers may prepay or redeem securities more quickly than expected as they seek to refinance at lower rates. A decline could also lead us to purchase longer-term or riskier assets in order to obtain adequate investment yields. An increase in market interest rates could have an adverse effect on the value of our investment portfolio by decreasing the fair values of the fixed income securities that comprise a substantial majority of our investment portfolio. A decline in the quality of our investment portfolio as a result of adverse economic conditions could cause additional realized losses on securities.

CONCENTRATION OF OUR INVESTMENT PORTFOLIO IN ANY PARTICULAR SEGMENT OF THE ECONOMY MAY HAVE ADVERSE EFFECTS ON OUR OPERATING RESULTS AND FINANCIAL CONDITION

     The concentration of our investment portfolio in any particular industry, collateral types, group of related industries or geographic sector could have an adverse effect on our investment portfolios and consequently on our results of operations and financial condition. Events or developments that have a negative impact on any particular industry, group of related industries or geographic region may have a greater adverse effect on the investment portfolio to the extent that the portfolio is concentrated rather than diversified.

THE DETERMINATION OF THE AMOUNT OF REALIZED CAPITAL LOSSES RECORDED FOR IMPAIRMENTS OF OUR INVESTMENTS IS HIGHLY SUBJECTIVE AND COULD MATERIALLY IMPACT OUR OPERATING RESULTS AND FINANCIAL CONDITION

     The determination of the amount of realized capital losses recorded for impairments vary by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in realized capital gains and losses from impairments in operating results as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of or amounts recorded for impairments taken in our financial statements. Furthermore, additional impairments may need to be recorded in the future. Historical trends may not be indicative of future impairments. For example, the amortized cost of our fixed income securities is adjusted for impairments in value deemed to be other than temporary in the period in which the determination is made. The assessment of whether impairments have occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in fair value.

THE DETERMINATION OF THE FAIR VALUE OF OUR FIXED INCOME SECURITIES RESULTS IN UNREALIZED NET CAPITAL GAINS AND LOSSES AND IS HIGHLY SUBJECTIVE AND COULD MATERIALLY IMPACT OUR OPERATING RESULTS AND FINANCIAL CONDITION

In determining fair value we generally utilize market transaction data for the same or similar instruments. The degree of management judgment involved in determining fair values is inversely related to the availability of market observable information. The fair value of financial assets and financial liabilities may differ from the amount actually received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the financial assets' and financial liabilities' fair values. The difference between amortized cost and fair value, net of deferred income taxes, is reflected as a component of accumulated other comprehensive income in shareholder's equity. As of December 31, 2008, total unrealized net capital losses were $341 thousand. Changing market conditions could materially effect the determination of the fair value of our securities and unrealized net capital gains and losses could vary significantly. Determining fair value is highly subjective and could materially impact our operating results and financial condition.

RISKS RELATING TO THE INSURANCE INDUSTRY

OUR FUTURE RESULTS ARE DEPENDENT IN PART ON OUR ABILITY TO SUCCESSFULLY OPERATE IN AN INSURANCE INDUSTRY THAT IS HIGHLY COMPETITIVE

     The insurance industry is highly competitive. Our competitors include other insurers and, because many of our products include a savings or investment component, securities firms, investment advisers, mutual funds, banks and other financial institutions. Many of our competitors have well-established national reputations and market similar products. Because of the competitive nature of the insurance industry, including competition for producers such as exclusive and independent agents, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressures will not have a material adverse effect on our business or operating results ceded to ALIC. Furthermore, certain competitors operate using a mutual insurance company structure and therefore, may have dissimilar profitability and return targets. Our ability to successfully operate may also be impaired if we are not effective in filling critical leadership positions, in developing the talent and skills of our human resources, in assimilating new executive talent into our organization, or in deploying human resource talent consistently with our business goals.

DIFFICULT CONDITIONS IN THE ECONOMY GENERALLY COULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS

     Economists now believe the United States economy has entered into a recessionary period and are projecting significant negative macroeconomic trends, including widespread job losses, higher unemployment, lower consumer spending, continued declines in home prices and substantial increases in delinquencies on consumer debt, including defaults on home mortgages. Moreover, recent disruptions in the financial markets, particularly the reduced availability of credit and tightened lending requirements, have impacted the ability of borrowers to refinance loans at more affordable rates. We cannot predict the length and severity of a recession, but as with most businesses, we believe a longer or more severe recession could have an adverse effect on our business and results of operations.

     A general economic slowdown could adversely affect us in the form of consumer behavior and pressure on our investment portfolio. Consumer behavior could include decreased demand for our products. Holders of some of our life insurance and annuity products may engage in an elevated level of discretionary withdrawals of contractholder funds. Our investment portfolio could be adversely affected as a result of deteriorating financial and business conditions affecting the issuers of the securities in our investment portfolio.

THERE CAN BE NO ASSURANCE THAT ACTIONS OF THE U.S. FEDERAL GOVERNMENT, FEDERAL RESERVE AND OTHER GOVERNMENTAL AND REGULATORY BODIES FOR THE PURPOSE OF STABILIZING THE FINANCIAL MARKETS AND STIMULATING THE ECONOMY WILL ACHIEVE THE INTENDED EFFECT

     In response to the financial crises affecting the banking system, the financial markets and the broader economy, the U.S. federal government, the Federal Reserve and other governmental and regulatory bodies have taken or are considering taking action to address such conditions including, among other things, purchasing mortgage-backed and other securities from financial institutions, investing directly in banks, thrifts and bank and savings and loan holding companies and increasing federal spending to stimulate the economy. There can be no assurance as to what impact such actions will have on the financial markets or on economic conditions. Such continued volatility and economic deterioration could materially and adversely affect our business, financial condition and results of operations.

LOSSES FROM LITIGATION MAY BE MATERIAL TO OUR OPERATING RESULTS OR CASH FLOWS CEDED TO ALIC

     As is typical for a large company, the Corporation and its subsidiaries are involved in a substantial amount of litigation, including class action litigation challenging a range of company practices and coverage provided by its insurance products. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved and may be material to our operating results or cash flows ceded to ALIC for a particular quarter or annual period.

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

     In recent years, the state insurance regulatory framework has come under public scrutiny and members of Congress have discussed proposals to provide for federal chartering of insurance companies. We can make no assurances regarding the potential impact of state or federal measures that may change the nature or scope of insurance regulation.

REINSURANCE MAY BE UNAVAILABLE AT CURRENT LEVELS AND PRICES, WHICH MAY LIMIT OUR ABILITY TO WRITE NEW BUSINESS

     Market conditions beyond our control determine the availability and cost of the reinsurance we purchase. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as are currently available. If we were unable to maintain our current level of nonaffiliated reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, either ALIC would have to accept an increase in exposure risk, or we would have to reduce our insurance writings, or develop or seek other alternatives.

REINSURANCE SUBJECTS US TO THE CREDIT RISK OF OUR REINSURERS AND MAY NOT BE ADEQUATE TO PROTECT US AGAINST LOSSES ARISING FROM CEDED INSURANCE, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS CEDED TO ALIC

     The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including changes in market conditions, whether insured losses meet the qualifying conditions of the reinsurance contract and whether reinsurers, or their affiliates, have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract. Our inability to collect a material recovery from a reinsurer could have a material adverse effect on operating results ceded to ALIC.

THE CONTINUED THREAT OF TERRORISM AND ONGOING MILITARY ACTIONS MAY ADVERSELY AFFECT THE LEVEL OF CLAIM LOSSES WE INCUR AND CEDE TO ALIC AND THE VALUE OF OUR INVESTMENT PORTFOLIO

     The continued threat of terrorism, both within the United States and abroad, and ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and losses from declines in the equity markets and from interest rate changes in the United States, Europe and elsewhere, and result in loss of life, disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by reduced economic activity caused by the continued threat of terrorism. Additionally, in the event that terrorist acts occur, we could be adversely affected, depending on the nature of the event.

A DOWNGRADE IN OUR FINANCIAL STRENGTH RATINGS MAY HAVE AN ADVERSE EFFECT ON OUR COMPETITIVE POSITION, THE MARKETABILITY OF OUR PRODUCT OFFERINGS, AND OUR LIQUIDITY, OPERATING RESULTS CEDED TO ALIC AND FINANCIAL CONDITION

     Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer's ratings due to, for example, a change in an insurer's statutory capital; a change in a rating agency's determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer's investment portfolio; a reduced confidence in management or a host of other considerations that may or may not be under the insurer's control. The current insurance financial strength ratings of ALIC and the Company are A+, AA- and A1 from A.M. Best, Standard & Poor's and Moody's, respectively. Because all of these ratings are subject to continuous review, the retention of these ratings cannot be assured. A downgrade in any of these ratings could have a material adverse effect on our sales, our competitiveness, the marketability of our product offerings, and our liquidity and operating results ceded to ALIC.

CHANGES IN ACCOUNTING STANDARDS ISSUED BY THE FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB") OR OTHER STANDARD-SETTING BODIES MAY ADVERSELY AFFECT OUR FINANCIAL STATEMENTS

     Our financial statements are subject to the application of generally accepted accounting principles, which are periodically revised, interpreted and/or expanded. Accordingly, we are required to adopt new guidance or interpretations, or could be subject to existing guidance as we enter into new transactions, which may have a material adverse effect on our results of operations and financial condition that is either unexpected or has a greater impact than expected. For a description of changes in accounting standards that are currently pending and, if known, our estimates of their expected impact, see
Note 2 of the financial statements.

THE CHANGE IN OUR UNRECOGNIZED TAX BENEFIT DURING THE NEXT 12 MONTHS IS SUBJECT TO UNCERTAINTY

     As required by FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", which was adopted as of January 1, 2007, we have disclosed our estimate of net unrecognized tax benefits and the reasonably possible increase or decrease in its balance during the next 12 months. However, actual results may differ from our estimate for reasons such as changes in our position on specific issues, developments with respect to the governments' interpretations of income tax laws or changes in judgment resulting from new information obtained in audits or the appeals process.

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

CHANGING CLIMATE CONDITIONS MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION, PROFITABILITY OR CASH FLOWS CEDED TO ALIC

     Allstate recognizes the scientific view that the world is getting warmer. To the extent that climate change impacts mortality rates and those changes do not match the long-term mortality assumptions in our product pricing, the business we cede would be impacted.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.  PROPERTIES

     We occupy office space in Lincoln, Nebraska and Northbrook, Illinois that is owned by AIC. Expenses associated with these facilities are allocated to us on a direct basis.

ITEM 3.  LEGAL PROCEEDINGS

     Information required for Item 3 is incorporated by reference to the discussion under the heading "Regulation" and under the heading "Legal and regulatory proceedings and inquiries" in Note 8 of the Financial Statements.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     No established public trading market exists for our common stock. All of our outstanding common stock is owned by our parent, ALIC. All of ALIC's outstanding common stock is owned by AIC. All of the outstanding common stock of AIC is owned by Allstate Insurance Holdings, LLC, which is wholly owned by The Allstate Corporation. Within the past three years, we have not sold or repurchased any of our equity securities.

     In 2008 and 2007, we paid no dividends on our common stock to ALIC.

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

     - For investments: credit quality/experience, realized capital gains and losses, investment income, unrealized capital gains and losses, stability of long-term returns, cash flows and asset duration; and

     - For financial condition: financial strength ratings and capital positions.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the financial statements. The most critical estimates include those used in determining:

     -    Fair Value of Financial Assets and Financial Liabilities

     -    Impairment of Fixed Income Securities

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

FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES Statement of Financial Accounting Standards No. 157, FAIR VALUE MEASUREMENTS ("SFAS No. 157"), is effective for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS No. 157 as of January 1, 2008 for financial assets and financial liabilities that are measured at fair value. SFAS No. 157:

     - Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value;

     - Establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation as of the measurement date;

     -   Expands disclosures about financial instruments measured at fair value.

     We categorize our financial assets and financial liabilities measured at fair value based on the observability of inputs to the valuation techniques, into a three-level fair value hierarchy as follows:

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

     To distinguish among the categories, we consider the frequency of completed transactions. If inputs used to measure a financial instrument fall within different levels of the fair value hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the entire instrument. Certain financial assets are not carried at fair value on a recurring basis. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to remeasurement at fair value after initial recognition and the resulting measurement is reflected in the financial statements.

     We are responsible for the determination of the fair value of financial assets and financial liabilities and the supporting assumptions and methodologies. We gain assurance on the overall reasonableness and consistent application of valuation input assumptions, valuation methodologies, and compliance with accounting standards for fair value determination through the execution of various processes and controls designed to ensure that our financial assets and financial liabilities are appropriately valued. We monitor fair values received from third parties and those derived internally on an ongoing basis.

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

     Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of proprietary algorithms, produce valuation information in the form of a single fair value for individual securities for which a fair value has been requested under the terms of our agreements. For certain security types, fair values are derived from the valuation service providers' proprietary valuation models. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, liquidity spread, currency rates, and other market-observable information, as applicable. Credit and liquidity spreads are typically implied from completed transactions and transactions of comparable securities. Valuation service providers also use proprietary discounted cash flow models that are widely accepted in the financial services industry and similar to those used by other market participants to value the same financial instruments. The valuation models take into account, among other things, market observable information as of the measurement date, as described above, as well as the specific attributes of the security being valued including its term, interest rate, credit rating, industry sector, and where applicable, collateral quality and other issue or issuer specific information. Executing valuation models effectively requires seasoned professional judgment and experience. In cases where market transactions or other market observable data is limited, the extent to which judgment is applied varies inversely with the availability of market observable information.

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

     Our internal pricing methods are primarily based on models using discounted cash flow methodologies that determine a single best estimate of fair value for individual financial instruments. In addition, our models use internally assigned credit ratings as inputs (which are generally consistent with any external ratings and those we use to report our holdings by credit rating) and stochastically determined cash flows for certain derivatives embedded in certain contractholder liabilities, both of which are difficult to independently observe and verify. Instrument specific inputs used in our internal fair value determinations include: coupon rate, coupon type, weighted average life, sector of the issuer, call provisions, and the contractual elements of derivatives embedded in certain contractholder liabilities. Market related inputs used in these fair values, which we believe are representative of inputs other market participants would use to determine the fair value of the same instruments include: interest rate yield curves, quoted market prices of comparable securities, credit spreads, estimated liquidity premiums, and other applicable market data including lapse and anticipated market return estimates for derivatives embedded in certain contractholder liabilities. Credit spreads are determined using those published by a commonly used industry specialist for comparable public securities. A liquidity premium is also added to certain securities to reflect spreads commonly required for the types of securities being valued and are calibrated based on actual trades or other market data. As a result of the significance of non-market observable inputs, including internally assigned credit ratings and stochastic cash flow estimates as described above, judgment is required in developing these fair values. The fair value of these financial assets and financial liabilities may differ from the amount actually received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the financial assets' and financial liabilities' fair values.

     Fair value of our investments comprise an aggregation of numerous, single best estimates for each security in the Statements of Financial Position. Because of this detailed approach there is no single set of assumptions that determine our fair value estimates. Moreover, management does not compile a range of estimates for items reported at fair value because we do not believe that a range would provide meaningful information. In the last 10 years, our quarterly net unrealized capital gains and losses have ranged from an $18.3 million net unrealized capital gain at June 30, 2003 to a $6.8 million net unrealized capital loss at June 30, 2006. The change in net unrealized capital gains and losses by quarter over the 10 year period has averaged $3.5 million and has ranged from a $9.9 million decrease to a $6.9 million increase.

      Level 1 and Level 2 measurements represent valuations where all significant inputs are market observable. Level 3 measurements have one or more significant inputs that are not market observable and as a result these fair value determinations have greater potential variability as it relates to their significant inputs. The Level 3 principal components are asset-back securities ("ABS") and derivatives embedded in certain contractholder liabilities. In general, the greater the reliance on significant inputs that are not market observable, the greater potential variability of the fair value determinations. For broker quoted securities' fair value determinations, which were all categorized as Level 3, we believe the brokers providing the quotes may consider market observable transactions or activity in similar securities, as applicable, and other information as calibration points.

     We believe our most significant exposure to changes in fair value is due to market risk. Our exposure to changes in market conditions is discussed fully in the Market Risk section of the MD&A.

     We employ specific control processes to determine the reasonableness of the fair value of our financial assets and financial liabilities. Our processes are designed to ensure that the values received or internally estimated are accurately recorded and that the data inputs and the valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, we assess the reasonableness of individual security values received from those valuation service providers. In addition, we may validate the reasonableness of fair values by comparing information obtained from our valuation service providers to other third party valuation sources for selected financial assets. When fair value determinations are expected to be more variable, we validate them through reviews by members of management who have relevant expertise and who are independent of those charged with executing investment transactions. We do not alter fair values provided by our valuation providers or brokers.

      The following table identifies investments as of December 31, 2008 by source of value determination:

                                                INVESTMENTS
                                          ---------------------
($ IN THOUSANDS)                           FAIR        PERCENT
                                           VALUE       TO TOTAL
                                          --------     --------
Fair value based on internal sources      $  1,365        0.4%
Fair value based on external sources       308,666       99.6
                                          --------      -----
Total investments                         $310,031      100.0%
                                          ========      =====

     For more detailed information on our accounting policy for the fair value of financial assets and financial liabilities and information on the financial assets and financial liabilities included in the levels promulgated by SFAS No. 157, see Note 2 to the financial statements.

     IMPAIRMENT OF FIXED INCOME SECURITIES For fixed income securities classified as available for sale, the difference between fair value and amortized cost, net of deferred income taxes (as disclosed in Note 4), is reported as a component of accumulated other comprehensive income on the Statements of Financial Position and is not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party or when the decline in fair value is deemed other than temporary. The assessment of whether the impairment of a security's fair value is other than temporary is performed using a portfolio review as well as a case-by-case review considering a wide range of factors.

     There are a number of assumptions and estimates inherent in evaluating impairments and determining if they are other than temporary, including: 1) our ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the expected recoverability of principal and interest; 3) the length of time and extent to which the fair value has been less than amortized cost; 4) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity. Additionally, once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to subsequently determine that an impairment is other than temporary, including: 1) general economic conditions that are worse than previously forecasted or that have a greater adverse effect on a particular issuer or industry sector than originally estimated; 2) changes in the facts and circumstances related to a particular issue or issuer's ability to meet all of its contractual obligations; and 3) changes in facts and circumstances obtained that causes a change in our ability or intent to hold a security to maturity or until it recovers in value. Examples of situations which may change our ability or intent to hold a security to maturity or recovery include where significant unanticipated new facts and circumstances emerge or existing facts and circumstances increase in significance and are anticipated to adversely impact a security's future valuations more than previously expected, including negative developments that would change the view of long term investors and their intent to continue to hold the investment, subsequent credit deterioration of an issuer or holding, subsequent further deterioration in capital markets (i.e. debt) and of economic conditions, subsequent further deterioration in the financial services and real estate industries, liquidity needs, federal income tax situations involving capital gains and capital loss carrybacks and carryforwards with specific expiration dates, investment risk mitigation actions, and other new facts and circumstances that would cause a change in our previous intent to hold a security to recovery or maturity. Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholder's equity, since our entire portfolio is designated as available-for-sale and carried at fair value and as a result, any related net unrealized loss would already be reflected as a component of accumulated other comprehensive income in shareholder's equity.

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

     Fixed income securities subject to other-than-temporary impairment write-downs continue to earn investment income when future expected payments are both reasonably estimable and probable, and any discount or premium is recognized using the effective yield method over the expected life of the security; otherwise income recognition is discontinued. For a more detailed discussion of the risks relating to changes in investment values and levels of investment impairment as well as the potential causes of such changes, see Note 4 of the financial statements and Market Risk and Risk Factors sections of this document.

OPERATIONS

OVERVIEW AND STRATEGY We are a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of Allstate Insurance Holdings, LLC, which is wholly owned by The Allstate Corporation (the "Corporation"). Lincoln Benefit provides life insurance, retirement and investment products to individual customers. Our strategic vision is to reinvent protection and retirement for the consumer.

     We plan to offer a more focused suite of products designed for middle market consumers to help everyday Americans meet their financial protection needs and help them better prepare for retirement. Our products include fixed annuities, including deferred, immediate and indexed; and interest-sensitive, traditional and variable life insurance. These products are sold through a wide range of distribution channels including Allstate exclusive agencies, which include exclusive financial specialists, independent agents (including master brokerage agencies), and broker-dealers.

NET INCOME

                                              FOR THE YEAR ENDED DECEMBER 31,
                                              -------------------------------
($ IN THOUSANDS)                                 2008       2007      2006
                                               -------    -------    -------
Net investment income                          $13,940    $14,257    $13,948
Realized capital gains and losses                5,952       (417)    (1,255)
Income tax expense                              (6,918)    (4,835)    (4,433)
                                               -------    -------    -------
Net income                                     $12,974    $ 9,005    $ 8,260
                                               =======    =======    =======

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

     On June 1, 2006, ALIC, its subsidiary Allstate Life Insurance Company of New York, and The Allstate Corporation completed the disposal of substantially all of their variable annuity business pursuant to a definitive agreement with Prudential Financial, Inc. and its subsidiary, The Prudential Insurance Company of America (collectively "Prudential"). The disposal was effected through a combination of coinsurance and modified coinsurance reinsurance agreements. The Company is not a direct participant in this agreement and its reinsurance agreements with ALIC remain unchanged.

NET INCOME increased 44.1% in 2008 compared to 2007 and 9.0% in 2007 compared to 2006. The increase in 2008 was due to net realized capital gains in 2008 compared to net realized capital losses in 2007, partially offset by higher income tax expense and lower net investment income. The increase in 2007 was due to lower net realized capital losses as well as higher net investment income, partially offset by higher income tax expense.

NET INVESTMENT INCOME decreased 2.2% in 2008 compared to 2007 and increased 2.2% in 2007 compared to 2006. The decrease in 2008 was primarily due to lower average fixed income security balances and lower yields on short-term investments, partially offset by higher average short-term investment balances. The increase in 2007 was primarily due to higher average short-term investment balances and, to a lesser extent, higher investment yields on fixed income securities.

NET REALIZED CAPITAL GAINS of $6.0 million were recognized in 2008 compared to net realized capital losses of $417 thousand and $1.3 million in 2007 and 2006, respectively. The realized capital gains and losses in 2008, 2007 and 2006 were related to dispositions of investments. For further discussion of realized capital gains and losses see the Realized Capital Gains and Losses section of the MD&A.

INCOME TAX EXPENSE increased 43.1% in 2008 compared to 2007 and 9.1% in 2007 compared to 2006. These changes were due to the proportional change in the income on which the income tax expense is determined.

FINANCIAL POSITION

($ IN THOUSANDS)                                    2008           2007
                                                 -----------    -----------
Fixed income securities (1)                      $   229,328    $   273,144
Short-term (2)                                        80,703         28,057
                                                 -----------    -----------
     Total investments                           $   310,031    $   301,201
                                                 ===========    ===========

Cash                                             $     3,145    $    18,612
Reinsurance recoverable from ALIC                 18,791,710     18,777,851
Reinsurance recoverable from non-affiliates        1,613,685      1,422,931
Contractholder funds                              17,787,376     17,820,885
Reserve for life-contingent contract benefits      2,581,186      2,348,116
Separate accounts assets and liabilities           1,823,163      3,067,127

----------
(1) Fixed income securities are carried at fair value. Amortized cost basis for these securities was $229.7 million and $266.8 million at December 31, 2008 and 2007, respectively.

(2) Short-term investments are carried at fair value. Amortized cost basis for these securities was $80.7 million and $28.1 million at December 31, 2008 and 2007, respectively.

     Total investments increased to $310.0 million at December 31, 2008 from $301.2 million at December 31, 2007 due to purchases of short-term investments partially offset by negative operating cash flows and net unrealized capital losses on fixed income securities at December 31, 2008 compared to net unrealized capital gains at December 31, 2007.

FIXED INCOME SECURITIES See Note 4 of the financial statements for a table showing the amortized cost, unrealized gains, unrealized losses and fair value for each type of fixed income security for the years ended December 31, 2008 and 2007.

     The following table shows fixed income securities by type.

                                            FAIR VALUE AT                   FAIR VALUE AT
                                             DECEMBER 31,     % TO TOTAL     DECEMBER 31,    % TO TOTAL
($ IN THOUSANDS)                                2008         INVESTMENTS        2007         INVESTMENTS
                                            -------------    -----------    -------------    -----------
U.S. government and agencies                   $ 78,816         25.4%          $115,820         38.4%
Municipal                                           499          0.2                531          0.2
Corporate                                        75,703         24.4             84,812         28.2
Mortgage-backed securities                       48,351         15.6             27,905          9.3
Commercial mortgage-backed securities            18,960          6.1             32,601         10.8
Asset-backed securities                           6,999          2.3             11,475          3.8
                                               --------         ----           --------         ----
Total fixed income securities                  $229,328         74.0%          $273,144         90.7%
                                               ========         ====           ========         ====

     At December 31, 2008, all of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the NAIC of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody's, a rating of AAA, AA, A or BBB from Standard and Poor's ("S&P's"), Fitch or Dominion or a rating of aaa, aa, a, or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available. The following table summarizes the credit quality of the fixed income securities portfolio at December 31, 2008.

($ IN THOUSANDS)

  NAIC                            FAIR      PERCENT TO
RATINGS   MOODY'S EQUIVALENT      VALUE       TOTAL
-------   ------------------   ---------    ----------
   1           Aaa/Aa/A         $222,312       96.9%
   2           Baa                 7,016        3.1
                                --------      -----
                                $229,328      100.0%
                                ========      =====

     U.S. GOVERNMENT AND AGENCIES comprised 34.4% of the fixed income securities portfolio and totaled $78.8 million at December 31, 2008.

     MUNICIPAL BONDS totaled $499 thousand at December 31, 2008, all of which are tax exempt. The municipal bond portfolio was insured by one bond insurer and accordingly has a Moody's equivalent rating of Aa.

     CORPORATE BONDS totaled $75.7 million and reflected 33.0% of the fixed income securities portfolio at December 31, 2008. As of December 31, 2008, corporate bonds included privately placed securities totaling $6.5 million from a single issuer. As of December 31, 2007, the portfolio contained $3.2 million of privately placed securities from a single issuer.

     MORTGAGE-BACKED SECURITIES ("MBS") totaled $48.4 million and reflected 21.1% of the fixed income securities portfolio at December 31, 2008. The MBS portfolio is subject to interest rate risk since price volatility and the ultimate realized yield are affected by the rate of prepayment of the underlying mortgages. The credit risk associated with MBS is mitigated due to the fact that 97.7% of the portfolio consists of securities that were issued by, or have underlying collateral that is guaranteed by, U.S. government agencies or U.S. government sponsored entities.

     COMMERCIAL MORTGAGE-BACKED SECURITIES ("CMBS") totaled $19.0 million and reflected 8.3% of the fixed income securities portfolio at December 31, 2008. The CMBS portfolio is subject to credit risk, but unlike other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgages whereby borrowers are effectively restricted from prepaying their mortgages due to changes in interest rates. All of the CMBS investments are structured securities collateralized by pools of commercial mortgages, broadly diversified across property types and geographical area.

     ASSET-BACKED SECURITIES ("ABS") totaled $7.0 million and reflected 3.1% of the fixed income securities portfolio at December 31, 2008. Credit risk is managed by monitoring the performance of the collateral. In addition, many of the securities in the ABS portfolio are credit enhanced with features such as over-collateralization, subordinated structures, reserve funds, guarantees and/or insurance. A portion of the ABS portfolio is also subject to interest rate risk since ultimate realized yields are affected by the rate of prepayment of the underlying assets.

SHORT-TERM INVESTMENTS Our short-term investment portfolio was $80.7 million and $28.1 million at December 31, 2008 and 2007, respectively. We invest available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of less than one year.

UNREALIZED GAINS AND LOSSES See Note 4 of the financial statements for further disclosures regarding unrealized losses on fixed income securities and factors considered in determining whether securities are other-than-temporarily impaired. The unrealized net capital losses totaled $341 thousand at December 31, 2008, compared to unrealized net capital gains of $6.4 million at December 31, 2007 as a result of significantly widening credit spreads.

     The following table presents unrealized net capital gains and losses, pre-tax and after-tax at December 31.

($ IN THOUSANDS)                                         2008          2007
                                                        -------      -------
U.S. government and agencies                            $ 3,442      $ 5,606
Municipal                                                    (3)          30
Corporate                                                (1,489)          14
MBS                                                       1,631         (209)
CMBS                                                     (3,936)         470
ABS                                                          16          441
                                                        -------      -------
Fixed income securities                                    (339)       6,352
Short-term investments                                       (2)          --
                                                        -------      -------
Unrealized net capital gains and losses, pre-tax           (341)       6,352
                                                        -------      -------
Deferred income taxes                                       119       (2,223)
                                                        -------      -------
Unrealized net capital gains and losses, after-tax      $  (222)     $ 4,129
                                                        =======      =======

     The net unrealized loss for the fixed income portfolio of $339 thousand comprised $6.0 million of gross unrealized gains and $6.3 million of gross unrealized losses at December 31, 2008. This is compared to a net unrealized gain for the fixed income portfolio totaling $6.4 million at December 31, 2007, comprised of $7.7 million of gross unrealized gains and $1.3 million of gross unrealized losses.

     Gross unrealized gains and losses on fixed income securities by type and sector are provided in the table below.

                                                                                                AMORTIZED         FAIR
                                                                GROSS UNREALIZED                COST AS A      VALUE AS A
                                           PAR     AMORTIZED    ----------------      FAIR     PERCENTAGE OF  PERCENTAGE OF
($ IN THOUSANDS)                          VALUE      COST        GAINS    LOSSES      VALUE     PAR VALUE       PAR VALUE
                                        --------   ---------    ------   -------    --------   -------------  -------------
AT DECEMBER 31, 2008

Corporate:
   Consumer goods                       $ 22,000    $ 22,156    $  516   $  (440)   $ 22,232       100.7%       101.1%
   Financial services                     16,000      16,011        67      (391)     15,687       100.1         98.0
   Banking                                13,000      13,106        13      (509)     12,610       100.8         97.0
   Capital goods                           8,000       8,191        --      (185)      8,006       102.4        100.1
   Transportation                          7,302       7,658        --      (275)      7,383       104.9        101.1
   Utilities                               4,000       4,087        --      (167)      3,920       102.2         98.0
   Basic industry                          3,000       2,996         2       (55)      2,943        99.9         98.1
   Technology                              2,000       1,993        --       (70)      1,923        99.7         96.2
   Energy                                  1,000         994         5        --         999        99.4         99.9
                                        --------    --------    ------   -------    --------
Total corporate fixed income portfolio    76,302      77,192       603    (2,092)     75,703       101.2         99.2

U.S. government and agencies              71,920      75,374     3,700      (258)     78,816       104.8        109.6
Municipal                                    500         502        --        (3)        499       100.4         99.8
ABS                                        7,000       6,983        20        (4)      6,999        99.8        100.0
MBS                                       48,221      46,720     1,680       (49)     48,351        96.9        100.3
CMBS                                      23,000      22,896        --    (3,936)     18,960        99.5         82.4
                                        --------    --------    ------   -------    --------
   Total fixed income securities        $226,943    $229,667    $6,003   $(6,342)   $229,328       101.2        101.1
                                        ========    ========    ======   =======    ========

     The banking, consumer goods, financial services and transportation sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio at December 31, 2008. The gross unrealized losses in these sectors were primarily the result of significantly widening credit spreads. Credit spreads are the additional yield on fixed income securities above the risk-free rate (typically defined as the yield on U.S. Treasury securities) that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks for fixed income securities with consistent terms. Credit spreads vary with the market's perception of risk and liquidity in specific issuer or specific sectors. Credit spreads can widen (increase) or tighten (decrease) and may offset or add to the effects of risk-free interest rate changes in the valuation of fixed income securities from period to period.

     All securities in an unrealized loss position at December 31, 2008 were included in our portfolio monitoring process for determining whether declines in value are other than temporary.

     The following table shows the composition by credit quality of fixed income securities with gross unrealized losses at December 31, 2008.

                                                           RATING (1)                    TOTAL
                                             ---------------------------------------   UNREALIZED    FAIR
($ IN THOUSANDS)                               AAA        AA         A        BAA         LOSS       VALUE
                                             -------     -----    --------   -------   ----------   --------
Corporate:
   Consumer goods (cyclical
      and non-cyclical)                      $    --     $ --     $  (409)    $ (31)    $  (440)    $ 10,641
   Financial services                             --      (43)       (348)       --        (391)      10,098
   Banking                                        --      (22)       (372)     (115)       (509)       9,617
   Capital goods                                  --       --        (154)      (31)       (185)       8,006
   Transportation                                 --       --          --      (275)       (275)       6,076
   Utilities                                      --       --        (167)       --        (167)       3,920
   Basic industry                                 --       --         (55)       --         (55)       1,973
   Technology                                     --       --          --       (70)        (70)       1,923
                                             -------     ----     -------     -----     -------     --------
Total corporate fixed income portfolio            --      (65)     (1,505)     (522)     (2,092)      52,254
                                             -------     ----     -------     -----     -------     --------
U.S. government and agencies                    (258)      --          --        --        (258)      30,731
Municipal                                         --       (3)         --        --          (3)         499
ABS                                               (4)      --          --        --          (4)         997
MBS                                              (49)      --          --        --         (49)       1,119
CMBS                                          (3,936)      --          --        --      (3,936)      18,960
                                             -------     ----     -------     -----     -------     --------
Total fixed income securities                $(4,247)    $(68)    $(1,505)    $(522)    $(6,342)    $104,560
                                             =======     ====     =======     =====     =======     ========
Rating % to total unrealized loss               67.0%     1.1%       23.7%      8.2%      100.0%

----------
(1) Moody's equivalent rating will not necessarily tie to ratings distributions from the NAIC due to potential timing differences between the various rating suppliers and the number of external rating agencies used in the determination.

     The scheduled maturity dates for fixed income securities in an unrealized loss position at December 31, 2008 are shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

                                        UNREALIZED   PERCENT   FAIR    PERCENT
($ IN THOUSANDS)                           LOSS     OF TOTAL   VALUE   OF TOTAL
                                        ---------   -------- --------  --------
Due in one year or less                  $   (24)      0.4%  $  5,964    5.7%
Due after one year through five years     (1,666)     26.3     63,843   61.1
Due after five years through ten years      (663)     10.4     13,677   13.1
Due after ten years                       (3,936)     62.1     18,960   18.1
MBS and ABS (1)                              (53)      0.8      2,116    2.0
                                         -------     -----   --------  -----
Total                                    $(6,342)    100.0%  $104,560  100.0%
                                         =======     =====   ========  =====

----------
(1) Because of the potential for prepayment, MBS and ABS are not categorized based on their contractual maturities.

     For fixed income securities, 21.8% of the gross unrealized losses at December 31, 2008 were from $623 thousand of CMBS with a fair value below 70% of amortized cost, or 0.3% of our fixed income portfolio, at December 31, 2008. The percentage of fair value to amortized cost for fixed income securities with gross unrealized losses at December 31, 2008 are shown in the following table.

                                                                      % TO TOTAL
                                                                         FIXED
                                         PAR    UNREALIZED    FAIR      INCOME
($ IN THOUSANDS)                        VALUE  (LOSS) GAIN    VALUE   SECURITIES
                                      -------- -----------  --------  ----------
GREATER THAN 80% of amortized cost    $107,183   $(4,961)   $103,937     45.3%
LESS THAN 70% of amortized cost          2,000    (1,381)        623      0.3
                                      --------   -------    --------    -----
Gross unrealized losses on fixed
  income securities                    109,183    (6,342)    104,560     45.6
Gross unrealized gains on fixed
  income securities                    117,760     6,003     124,768     54.4
                                      --------   -------    --------    -----
Net unrealized gains and losses
  on fixed income securities          $226,943   $  (339)   $229,328    100.0%
                                      ========   =======    ========    =====

     We continue to believe that the unrealized losses on these securities are not predictive of the ultimate performance. The unrealized losses should reverse over the remaining lives of the securities. As of December 31, 2008, we have the intent and ability to hold these securities to recovery. Our ability to do so is substantially enhanced by our liquidity position, which cushions us from the need to liquidate securities with significant unrealized losses to meet cash obligations. During 2008, our fixed income securities portfolio provided approximately $21.2 million in principal and interest cash flows, of which all have been received in accordance with the contractual terms.

PORTFOLIO MONITORING We have a comprehensive portfolio monitoring process to identify and evaluate, on a case-by-case basis, fixed income securities whose carrying value may be other-than-temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify situations where the fair value, compared to amortized cost, is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings, ratings downgrades or payment defaults. The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list. All investments in an unrealized loss position at December 31, 2008 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.

     We also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery as a result of approved programs involving the disposition of investments for reasons such as negative developments that would change the view of long term investors and their intent to continue to hold the investment, subsequent credit deterioration of an issuer or holding, subsequent further deterioration of capital markets (i.e. debt) and of economic conditions, subsequent further deterioration in the financial services and real estate industries, changes in duration, revisions to strategic asset allocations, liquidity needs, unanticipated federal income tax situations involving capital gains and capital loss carrybacks and carryforwards with specific expiration dates, investment risk mitigation actions, and other new facts and circumstances that would cause a change in our previous intent to hold a security to recovery or maturity.

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

     As of December 31, 2008 and 2007, we did not have any fixed income securities categorized as problem, restructured or potential problem.

NET INVESTMENT INCOME The following table presents net investment income for the years ended December 31.

($ IN THOUSANDS)                      2008       2007       2006
                                    -------    -------    -------
Fixed income securities             $13,302    $13,533    $13,495
Short-term and other investments        992      1,117        762
                                    -------    -------    -------
Investment income, before expense    14,294     14,650     14,257
Investment expense                     (354)      (393)      (309)
                                    -------    -------    -------
Net investment income               $13,940    $14,257    $13,948
                                    =======    =======    =======

NET REALIZED CAPITAL GAINS AND LOSSES The following table presents realized capital gains and losses and the related tax effect for the years ended December 31.

($ IN THOUSANDS)                                 2008     2007       2006
                                               -------    -----    -------
Realized capital gains and losses, pre-tax     $ 5,952    $(417)   $(1,255)
Income tax (expense) benefit                    (2,083)     146        438
                                               -------    -----    -------
Realized capital gains and losses, after-tax   $ 3,869    $(271)   $  (817)
                                               =======    =====    =======

     Net realized capital gains of $6.0 million in 2008 comprised gross gains of $8.5 million and gross losses of $2.5 million. Net realized capital losses of $417 thousand in 2007 comprised gross gains of $68 thousand and gross losses of $485 thousand.

     We may sell or change our intent to hold a security until recovery for impaired fixed income securities that were in an unrealized loss position at the previous reporting date, or other investments where the fair value has declined below the amortized cost, in situations where significant unanticipated new facts and circumstances emerge or existing facts and circumstances increase in significance and are anticipated to adversely impact a security's future valuations more than previously expected; including negative developments that would change the view of long term investors and their intent to continue to hold the investment, subsequent credit deterioration of an issuer or holding, subsequent further deterioration in capital markets (i.e. debt) and of economic conditions, subsequent further deterioration in the financial services and real estate industries, liquidity needs, unanticipated federal income tax situations involving capital gains and capital loss carrybacks and carryforwards with specific expiration dates, investment risk mitigation actions, and other new facts and circumstances that would cause a change in our previous intent to hold a security to recovery or maturity.

CASH At December 31, 2008, our cash balance was $3.1 million compared to $18.6 million at December 31, 2007. Fluctuations in our cash flows generally result from differences in the timing of reinsurance payments to and from ALIC.

REINSURANCE RECOVERABLE, CONTRACTHOLDER FUNDS AND RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS Under GAAP, when reinsurance contracts do not relieve the ceding company of legal liability to contractholders, the ceding company is required to report reinsurance recoverables arising from these contracts separately as assets. The liabilities for the contracts are reported as contractholder funds, reserve for life-contingent contract benefits, or separate accounts liabilities depending on the characteristics of the contracts. We reinsure all reserve liabilities with ALIC or other non-affiliated reinsurers. Reinsurance recoverables and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the Statements of Financial Position, while the assets which support the separate accounts liabilities are reflected as separate accounts assets.

     At December 31, 2008, contractholder funds decreased to $17.79 billion from $17.82 billion at December 31, 2007 as a result of new and additional deposits on fixed annuities and interest-sensitive life policies and interest credited to contractholder funds being more than offset by surrenders, withdrawals, benefit payments and related contract charges. The reserve for life-contingent contract benefits increased to $2.58 billion at December 31, 2008 from $2.35 billion as of December 31, 2007 due primarily to sales of traditional life and other insurance products, partially offset by benefits paid and policy lapses. Reinsurance recoverables from ALIC and reinsurance recoverables from non-affiliates increased by $13.9 million and $190.8 million, respectively.

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

     At December 31, 2008, approximately 97% of reinsurance recoverables due from non-affiliated companies were reinsured under uncollateralized reinsurance agreements with companies that had a financial strength rating of A or above, as measured by S&P. In certain cases, these ratings refer to the financial strength of the affiliated group or parent company of the reinsurer.

     We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis and a provision for uncollectible reinsurance is recorded if needed. No amounts have been deemed unrecoverable in the three years ended December 31, 2008.

FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES The following table provides additional details regarding Level 1, 2 and 3 financial assets and financial liabilities by their classification in the Statement of Financial Position at December 31, 2008.

                                       QUOTED PRICES
                                         IN ACTIVE     SIGNIFICANT
                                        MARKETS FOR      OTHER        SIGNIFICANT
                                         IDENTICAL     OBSERVABLE    UNOBSERVABLE   BALANCE AS OF
                                           ASSETS        INPUTS         INPUTS       DECEMBER 31,
($ IN THOUSANDS)                         (LEVEL 1)      (LEVEL 2)     (LEVEL 3)         2008
                                       -------------   -----------   ------------   -------------
FINANCIAL ASSETS
   Fixed income securities:
     Corporate                          $       --      $ 67,882     $  1,307        $   69,189
     Corporate privately placed
      securities                                --         6,514           --             6,514
     Municipal                                  --           499           --               499
     U.S. government and agencies           48,085        30,731           --            78,816
     ABS                                        --            --        6,002             6,002
     CMBS                                       --        18,960           --            18,960
     MBS                                        --        48,351           --            48,351
     ABS - Credit card                          --           997           --               997
                                        ----------      --------     --------        ----------
       Total fixed income securities        48,085       173,934        7,309           229,328
   Short-term investments:
     Commercial paper and other                 --        50,046           --            50,054
     Money market funds                     30,657            --           --            30,649
                                        ----------      --------     --------        ----------
       Total short-term investments         30,657        50,046           --            80,703
                                        ----------      --------     --------        ----------
       TOTAL RECURRING BASIS ASSETS         78,742       223,980        7,309           310,031
                                        ----------      --------     --------        ----------
       TOTAL INVESTMENTS                    78,742       223,980        7,309           310,031
                                        ----------      --------     --------        ----------
    Separate account assets              1,823,163            --           --         1,823,163
                                        ----------      --------     --------        ----------
TOTAL FINANCIAL ASSETS                  $1,901,905      $223,980     $  7,309        $2,133,194
                                        ==========      ========     ========        ==========
% of total financial assets                   89.2%         10.5%         0.3%            100.0%

FINANCIAL LIABILITIES
   Contractholder funds:
     Derivatives embedded in annuity
     contracts                          $       --      $(33,466)    $(36,544)       $  (70,010)
                                        ----------      --------     --------        ----------
TOTAL FINANCIAL LIABILITIES             $       --      $(33,466)    $(36,544)       $  (70,010)
                                        ==========      ========     ========        ==========
% of total financial liabilities                --%         47.8%        52.2%            100.0%

     The following table provides a summary of changes in fair value during the year ended December 31, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at December 31, 2008.

                                                                                                                       TOTAL
                                             TOTAL REALIZED AND UNREALIZED                                         GAINS (LOSSES)
                                              GAINS (LOSSES) INCLUDED IN:                                           INCLUDED IN
                                             -----------------------------                                        NET INCOME FOR
                                                                 OCI ON          PURCHASES,                         INSTRUMENTS
                             BALANCE AS OF                    STATEMENT OF   SALES, ISSUANCES    BALANCE AS OF     STILL HELD AT
                               JANUARY 1,                      FINANCIAL     AND SETTLEMENTS,    DECEMBER 31,      DECEMBER 31,
($ IN THOUSANDS)                 2008         NET INCOME(1)     POSITION            NET              2008             2008(2)
                             --------------  ---------------  -------------  -----------------   --------------   ---------------
FINANCIAL ASSETS
 Fixed income securities:
   Corporate                    $ 1,500         $     (1)         $  --            $  (192)        $  1,307          $     (2)
   ABS                           10,484              181           (434)            (4,229)           6,002                (1)
                                -------         --------          -----            -------         --------          --------
  TOTAL RECURRING LEVEL 3
    FINANCIAL ASSETS            $11,984         $    180          $(434)           $(4,421)        $  7,309          $     (3)
                                =======         ========          =====            =======         ========          ========
FINANCIAL LIABILITIES
 Contractholder funds:
   Derivatives embedded in
     annuity contracts          $  (256)        $(36,498)         $  --            $   210         $(36,544)         $(36,498)
                                -------         --------          -----            -------         --------          --------
  TOTAL RECURRING LEVEL 3
    FINANCIAL LIABILITIES       $  (256)        $(36,498)         $  --            $   210         $(36,544)         $(36,498)
                                =======         ========          =====            =======         ========          ========

----------
(1) The amount above attributable to fixed income securities is reported in the Statements of Operations and Comprehensive Income as follows: $185 thousand in realized capital gains and losses, and $(5) thousand in net investment income. The amount above attributable to derivatives embedded in annuity contracts is reported as a component of contract benefits and is ceded in accordance with the Company's reinsurance agreements.

(2) The amount above attributable to fixed income securities is reported as a component of net investment income in the Statements of Operations and Comprehensive Income. The amount above attributable to derivatives embedded in annuity contracts is reported as a component of contract benefits and is ceded in accordance with the Company's reinsurance agreements.

     The following table presents fair value as a percent of par value and amortized cost for Level 3 investments at December 31, 2008.

                                           FAIR VALUE AS   FAIR VALUE AS A
                                  FAIR     A PERCENTAGE     PERCENTAGE OF
($ IN THOUSANDS)                  VALUE    OF PAR VALUE     AMORTIZED COST
                                  ------   -------------   ---------------
Corporate                         $1,307      100.4%            100.0%
ABS                                6,002      100.0             100.3
                                  ------
 TOTAL LEVEL 3 INVESTMENTS        $7,309      100.1             100.3
                                  ======

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

OVERVIEW In formulating and implementing guidelines for investing funds, we seek to earn returns that enhance our ability to offer competitive rates and prices to customers while contributing to attractive and stable profits and long-term capital growth. Accordingly, our investment decisions and objectives are a function of the underlying risks and our product profiles.

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

INTEREST RATE RISK is the risk that we will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets. This risk arises from our investment in interest-sensitive assets. Interest rate risk includes risks related to changes in U.S. Treasury yields and other key risk-free reference yields.

     One of the measures used to quantify interest rate exposure is duration. Duration measures the price sensitivity of assets to changes in interest rates. For example, if interest rates increase by 100 basis points, the fair value of an asset with a duration of 5 is expected to decrease in value by approximately 5%. Our asset duration was approximately 3.0 and 4.1 at December 31, 2008 and 2007, respectively.

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

     Based upon the information and assumptions used in the duration calculation, and interest rates in effect at December 31, 2008, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of the assets by approximately $8.5 million, compared to $11.1 million at December 31, 2007. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

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

CREDIT SPREAD RISK is the risk that we will incur a loss due to adverse changes in credit spreads ("spreads"). This risk arises from many of our primary activities, as we invest substantial funds in spread-sensitive fixed income assets.

     We manage the spread risk in our assets. One of the measures used to quantify this exposure is spread duration. Spread duration measures the price sensitivity of the assets to changes in spreads. For example, if spreads increase 100 basis points, the fair value of an asset exhibiting a spread duration of 5 is expected to decrease in value by approximately 5%.

     Spread duration is calculated similarly to interest rate duration. At December 31, 2008, the spread duration of assets was 3.4. Based upon the information and assumptions we use in this spread duration calculation, and spreads in effect at December 31, 2008, we estimate that a 100 basis point immediate, parallel increase in spreads across all asset classes, industry sectors and credit ratings ("spread shock") would decrease the net fair value of the assets by approximately $7.2 million, compared to $10.6 million at December 31, 2007. The selection of a 100 basis point immediate parallel change in spreads should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

EQUITY PRICE RISK is the risk that we will incur losses due to adverse changes in the general levels of the equity markets. At December 31, 2008 and 2007, we had separate account assets related to variable annuities and variable life contracts with account values totaling $1.82 billion and $3.07 billion, respectively. Equity risk exists for contract charges based on separate account balances and guarantees for death and/or income benefits provided by our variable products. All variable life and annuity contract charges and fees, liabilities and benefits, including guarantees for death and/or income are ceded to ALIC in accordance with the reinsurance agreements, thereby limiting our equity risk exposure. In 2006, ALIC disposed of substantially all of its variable annuity business through a reinsurance agreement with Prudential, and therefore mitigated this aspect of ALIC's risk. The Company was not a direct participant of this agreement and its reinsurance agreements with ALIC remain unchanged.

     At December 31, 2008 and 2007 we had approximately $3.79 billion and $3.66 billion, respectively, in equity-indexed annuity liabilities that provide customers with interest crediting rates based on the performance of the S&P 500. All contract charges and fees, and liabilities and benefits related to equity-indexed annuity liabilities are ceded to ALIC in accordance with the reinsurance agreements, thereby limiting our equity risk exposure.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES consist of shareholder's equity. The following table summarizes our capital resources at December 31.

($ IN THOUSANDS)                           2008          2007         2006
                                         --------      --------     --------
Common stock, additional capital
   paid-in and retained income           $298,783      $285,809     $276,804
Accumulated other comprehensive income       (222)        4,129         (178)
                                         --------      --------     --------
Total shareholder's equity               $298,561      $289,938     $276,626
                                         ========      ========     ========

SHAREHOLDER'S EQUITY increased $8.6 million in 2008 due to net income of $13.0 million partially offset by an unfavorable change in unrealized net capital gains and losses totaling $4.4 million. Shareholder's equity increased $13.3 million in 2007, due to net income of $9.0 million and a favorable change in unrealized net capital gains and losses on fixed income securities totaling $4.3 million.

FINANCIAL RATINGS AND STRENGTH We share the insurance financial strength ratings of our parent, ALIC, as our business is reinsured to ALIC. The following table summarizes ALIC's financial strength ratings.

RATING AGENCY                          RATING
-------------                          ------
A.M. Best Company, Inc.                A+ ("Superior")
Standard & Poor's Ratings Services     AA- ("Very Strong")
Moody's Investors Service, Inc.        A1 ("Good")

     ALIC's ratings are influenced by many factors including operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, operating leverage, AIC's ratings and other factors.

     On February 2, 2009, A.M. Best affirmed ALIC's A+ financial strength rating. On January 29, 2009, S&P downgraded ALIC's financial strength rating to AA- from AA. The outlook for the rating remained negative. In October 2008, the outlook had been revised to negative from stable. On January 29, 2009, Moody's downgraded ALIC's financial strength rating to A1 from Aa3. The outlook for the rating was revised to stable from negative. In October 2008, Moody's downgraded ALIC's financial strength rating to Aa3 from Aa2.

     State laws specify regulatory actions if an insurer's risk-based capital ("RBC"), a measure of an insurer's solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC. The formula for calculating RBC for life insurance companies takes into account factors relating to insurance, business, asset and interest rate risks. At December 31, 2008, our RBC was within the range that we target.

     The NAIC has also developed a set of financial relationships or tests known as the Insurance Regulatory Information System to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or actions by insurance regulatory authorities. The NAIC analyzes financial data provided by insurance companies using prescribed ratios, each with defined "usual ranges." Generally, regulators will begin to monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. Our ratios are within the usual ranges.

LIQUIDITY SOURCES AND USES Our potential sources of funds principally include the activities as follows.

       -    Receipt of insurance premiums

       -    Contractholder fund deposits

       -    Reinsurance recoveries

       -    Receipts of principal and interest on investments

       -    Sales of investments

       -    Intercompany loans

       -    Capital contributions from parent

     Our potential uses of funds principally include the activities as follows.

       -   Payment of contract benefits, surrenders and withdrawals

       -   Reinsurance cessions and payments

       -   Operating costs and expenses

       -   Purchase of investments

       -   Repayment of intercompany loans

       -   Tax payments/settlements

       -   Dividends to parent

     CASH FLOWS As reflected in our Statements of Cash Flows, net cash used in operating activities was $5.9 million in 2008 compared to net cash provided by operating activities of $14.0 million and $23.0 million in 2007 and 2006, respectively. Fluctuations in net cash provided by operating activities primarily occur as a result of changes in net investment income and differences in the timing of reinsurance payments to and from ALIC.

     Under the terms of reinsurance agreements, all premiums and deposits, excluding variable annuity and life contract deposits allocated to separate accounts and those reinsured to non-affiliated reinsurers, are transferred to ALIC, which maintains the investment portfolios supporting our products. Payments of contractholder claims, benefits, contract surrenders and withdrawals and certain operating costs (excluding investment-related expenses), are reimbursed by ALIC, under the terms of the reinsurance agreements. We continue to have primary liability as a direct insurer for risks reinsured. Our ability to meet liquidity demands is dependent on ALIC's and other reinsurers' ability to meet those obligations under the reinsurance programs.

     Our ability to pay dividends is dependent on business conditions, income, cash requirements and other relevant factors. The payment of shareholder dividends without the prior approval of the state insurance regulator is limited by Nebraska law to formula amounts based on statutory surplus and statutory net income, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that we can distribute during 2009 without prior approval of the Nebraska Department of Insurance is $27.9 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          LINCOLN BENEFIT LIFE COMPANY
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                      YEAR ENDED DECEMBER 31,
($ IN THOUSANDS)                                  -----------------------------
                                                   2008       2007       2006
                                                  -------    -------    -------
REVENUES
Net investment income                             $13,940    $14,257    $13,948
Realized capital gains and losses                   5,952       (417)    (1,255)
                                                  -------    -------    -------
INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE   19,892     13,840     12,693
Income tax expense                                  6,918      4,835      4,433
                                                  -------    -------    -------
NET INCOME                                         12,974      9,005      8,260
                                                  -------    -------    -------
OTHER COMPREHENSIVE (LOSS) INCOME, AFTER-TAX
Change in unrealized net capital gains and losses  (4,351)     4,307       (885)
                                                  -------    -------    -------

COMPREHENSIVE INCOME                              $ 8,623    $13,312    $ 7,375
                                                  =======    =======    =======

                       See notes to financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                        STATEMENTS OF FINANCIAL POSITION

($ IN THOUSANDS, EXCEPT PAR VALUE DATA)                                                       DECEMBER 31,
                                                                                      ----------------------------
                                                                                         2008             2007
                                                                                      -----------      -----------
ASSETS
Investments
   Fixed income securities, at fair value (amortized cost $229,667 and $266,792)      $   229,328      $   273,144
   Short-term, at fair value (amortized cost $80,705 and $28,057)                          80,703           28,057
                                                                                      -----------      -----------
      Total investments                                                                   310,031          301,201
Cash                                                                                        3,145           18,612
Reinsurance recoverable from Allstate Life Insurance Company                           18,791,710       18,777,851
Reinsurance recoverable from non-affiliates                                             1,613,685        1,422,931
Other assets                                                                              113,637          112,285
Separate accounts                                                                       1,823,163        3,067,127
                                                                                      -----------      -----------
        TOTAL ASSETS                                                                  $22,655,371      $23,700,007
                                                                                      ===========      ===========

LIABILITIES
Contractholder funds                                                                  $17,787,376      $17,820,885
Reserve for life-contingent contract benefits                                           2,581,186        2,348,116
Unearned premiums                                                                          24,169           25,819
Deferred income taxes                                                                          --            2,479
Payable to affiliates, net                                                                 36,029           21,912
Current income taxes payable                                                                7,017            4,815
Other liabilities and accrued expenses                                                     97,870          118,916
Separate accounts                                                                       1,823,163        3,067,127
                                                                                      -----------      -----------
        TOTAL LIABILITIES                                                              22,356,810       23,410,069
                                                                                      -----------      -----------
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 8)

SHAREHOLDER'S EQUITY
Common stock, $100 par value, 30 thousand shares authorized, 25 thousand shares
   issued and outstanding                                                                   2,500            2,500
Additional capital paid-in                                                                180,000          180,000
Retained income                                                                           116,283          103,309
Accumulated other comprehensive (loss) income:
   Unrealized net capital gains and losses                                                   (222)           4,129
                                                                                      -----------      -----------
        Total accumulated other comprehensive (loss) income                                  (222)           4,129
                                                                                      -----------      -----------
        TOTAL SHAREHOLDER'S EQUITY                                                        298,561          289,938
                                                                                      -----------      -----------
        TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                    $22,655,371      $23,700,007
                                                                                      ===========      ===========

                       See notes to financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                       STATEMENTS OF SHAREHOLDER'S EQUITY

                                                              YEAR ENDED DECEMBER 31,
                                                       ------------------------------------
($ IN THOUSANDS)                                         2008          2007          2006
                                                       --------      --------      --------
COMMON STOCK                                           $  2,500      $  2,500      $  2,500
                                                       --------      --------      --------
ADDITIONAL CAPITAL PAID-IN                              180,000       180,000       180,000
                                                       --------      --------      --------

RETAINED INCOME
Balance, beginning of year                              103,309        94,304        86,044
Net income                                               12,974         9,005         8,260
                                                       --------      --------      --------
Balance, end of year                                    116,283       103,309        94,304
                                                       --------      --------      --------

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance, beginning of year                                4,129          (178)          707
Change in unrealized net capital gains and losses        (4,351)        4,307          (885)
                                                       --------      --------      --------
Balance, end of year                                       (222)        4,129          (178)
                                                       --------      --------      --------
TOTAL SHAREHOLDER'S EQUITY                             $298,561      $289,938      $276,626
                                                       ========      ========      ========

                       See notes to financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED DECEMBER 31,
($ IN THOUSANDS)                                                            --------------------------------------
                                                                              2008           2007           2006
                                                                            --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                  $ 12,974       $  9,005       $  8,260
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
          Amortization and other non-cash items                                  143             25            424
          Realized capital gains and losses                                   (5,952)           417          1,255
          Changes in:
             Reserve for life-contingent contract benefits and
              contractholder funds, net of reinsurance recoverables           (5,052)       (18,124)         2,878
             Income taxes                                                      2,065            428           (337)
             Receivable/payable to affiliates, net                            14,117         46,902        (14,596)
             Other operating assets and liabilities                          (24,195)       (24,698)        25,112
                                                                            --------       --------       --------
                Net cash (used in) provided by operating activities           (5,900)        13,955         22,996
                                                                            --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of fixed income securities                               101,584          5,176         20,104
Collections on fixed income securities                                         7,693         13,732         15,244
Purchases of fixed income securities                                         (64,497)       (17,982)       (38,901)
Change in short-term investments                                             (54,347)       (19,621)        (4,440)
                                                                            --------       --------       --------
                Net cash used in investing activities                         (9,567)       (18,695)        (7,993)
                                                                            --------       --------       --------

NET (DECREASE) INCREASE IN CASH                                              (15,467)        (4,740)        15,003
CASH AT BEGINNING OF YEAR                                                     18,612         23,352          8,349
                                                                            --------       --------       --------
CASH AT END OF YEAR                                                         $  3,145       $ 18,612       $ 23,352
                                                                            ========       ========       ========

                       See notes to financial statements.

                          LINCOLN BENEFIT LIFE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

1.   GENERAL

BASIS OF PRESENTATION

     The accompanying financial statements include the accounts of Lincoln Benefit Life Company (the "Company"), a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"). All of the outstanding common stock of AIC is owned by Allstate Insurance Holdings, LLC, a wholly owned subsidiary of The Allstate Corporation (the "Corporation"). These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP").

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NATURE OF OPERATIONS

     The Company sells life insurance, retirement and investment products to individual customers. The principal products are fixed annuities, and interest-sensitive, traditional and variable life insurance.

     The Company is authorized to sell life insurance, retirement and investment products in all states except New York, as well as in the District of Columbia, Guam and the U.S. Virgin Islands. For 2008, the top geographic locations for statutory premiums and annuity considerations were California, Florida, Texas and Pennsylvania. No other jurisdiction accounted for more than 5% of statutory premiums and annuity considerations. All statutory premiums and annuity considerations are ceded under reinsurance agreements. The Company distributes its products through multiple distribution channels, including Allstate exclusive agencies, which include exclusive financial specialists, independent agents (including master brokerage agencies and workplace enrolling agents), and financial services firms, such as banks and broker-dealers.

     The Company has exposure to market risk as a result of its investment portfolio. Market risk is the risk that the Company will incur realized and unrealized net capital losses due to adverse changes in interest rates, credit spreads and, to a limited extent, equity prices. The Company's primary market risk exposure is to changes in interest rates, although we also have certain exposures to changes in equity prices in our equity-indexed annuities and separate accounts liabilities. This risk is transferred to ALIC in accordance with our reinsurance agreements. Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of its interest bearing assets. This risk arises from our investment in interest-sensitive assets. Interest rate risk includes risks related to changes in U.S. Treasury yields and other key risk-free reference yields, as well as changes in interest rates resulting from widening credit spreads and credit exposure.

     The Company monitors economic and regulatory developments that have the potential to impact its business. The ability of banks to affiliate with insurers may have a material adverse effect on all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors. The Company currently benefits from agreements with financial services entities that market and distribute its products; change in control of these non-affiliated entities could negatively impact the Company's sales. Furthermore, federal and state laws and regulations affect the taxation of insurance companies and life insurance and annuity products. Congress and various state legislatures have considered proposals that, if enacted, could impose a greater tax burden on the Company or could have an adverse impact on the tax treatment of some insurance products offered by the Company, including favorable policyholder tax treatment currently applicable to life insurance and annuities. Legislation that reduced the federal income tax rates applicable to certain dividends and capital gains realized by individuals, or other proposals, if adopted, that reduce the taxation or permit the establishment of certain products or investments that may compete with life insurance or annuities, could have an adverse effect on the Company's and ALIC's financial position or ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

     Fixed income securities include bonds, asset-backed securities, mortgage-backed securities and commercial mortgage-backed securities. Fixed income securities may be sold prior to their contractual maturity, are designated as available for sale and are carried at fair value. The difference between amortized cost and fair value, net of deferred income taxes, is reflected as a component of accumulated other comprehensive income. Cash received from calls, principal payments and make-whole payments is reflected as a component of proceeds from sales and cash received from maturities and pay-downs is reflected as a component of investment collections within the Statements of Cash Flows.

     Short-term investments, including money market funds, commercial paper and other short-term investments, are carried at fair value.

     Investment income consists primarily of interest and is recognized on an accrual basis using the effective yield method. Interest income for asset-backed securities, mortgage-backed securities and commercial mortgage-backed securities is determined considering estimated principal repayments obtained from widely accepted third party data sources and internal estimates, and the effective yield is recalculated on the retrospective basis. Accrual of income is suspended for fixed income securities that are in default or when the receipt of interest payments is in doubt.

     Realized capital gains and losses include gains and losses on investment sales and write-downs in value due to other-than-temporary declines in fair value. Realized capital gains and losses on investment sales include calls and prepayments and are determined on a specific identification basis.

     The Company recognizes other-than-temporary impairment losses on fixed income securities and short-term investments when the decline in fair value is deemed other than temporary including when the Company cannot assert a positive intent to hold an impaired security until recovery (see Note 4). Fixed income securities subject to change in intent write-downs continue to earn investment income (other than discussed above), and any discount or premium is recognized using the effective yield method over the expected life of the security.

FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES

     The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157"), as of January 1, 2008 for its financial assets and financial liabilities that are measured at fair value. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value. The adoption did not have a material effect on the Company's determination of fair value.

     In determining fair value, the Company principally uses the market approach which generally utilizes market transaction data for the same or similar instruments. To a lesser extent, the Company uses the income approach which involves determining fair values from discounted cash flow methodologies. SFAS No. 157 establishes a hierarchy for inputs used in determining fair value that maximize the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available.

     Observable inputs are those used by market participants in valuing financial instruments that are developed based on market data obtained from independent sources. In the absence of sufficient observable inputs, unobservable inputs reflect the Company's estimates of the assumptions market participants would use in valuing financial assets and financial liabilities and are developed based on the best information available in the circumstances. The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption. In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3.

     Financial assets and financial liabilities recorded on the Statements of Financial Position at fair value as of December 31, 2008 are categorized in the fair value hierarchy based on the observability of inputs to the valuation techniques as follows:

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

LEVEL 3: Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect the Company's estimates of the assumptions that market participants would use in valuing the financial assets and financial liabilities.

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

SUMMARY OF SIGNIFICANT VALUATION TECHNIQUES FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES ON A RECURRING BASIS

LEVEL 1 MEASUREMENTS

   - FIXED INCOME SECURITIES: U.S. Treasuries are in Level 1 and valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.
   - SHORT-TERM: Comprise primarily actively traded money market funds that have daily quoted net asset values for identical assets that the Company can access.
   - SEPARATE ACCOUNT ASSETS: Comprise actively traded mutual funds that have daily quoted net asset values for identical assets that the Company can access. Net asset values for the actively traded mutual funds in which the separate account assets are invested are obtained daily from the fund managers.

LEVEL 2 MEASUREMENTS

   - FIXED INCOME SECURITIES:

     CORPORATE, INCLUDING PRIVATELY PLACED: Valued based on inputs including quoted prices for identical or similar assets in markets that are not active. Also includes privately placed securities which have market-observable external ratings from independent third party rating agencies.

     MUNICIPAL: Externally rated municipals are valued based on inputs including quoted prices for identical or similar assets in markets that are not active.

     U.S. GOVERNMENT AND AGENCIES: Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.

     COMMERCIAL MORTGAGE-BACKED SECURITIES ("CMBS"): Valuation is principally based on inputs including quoted prices for identical or similar assets in markets that are not active.

     MORTGAGE-BACKED SECURITIES ("MBS"); ASSET-BACKED SECURITIES ("ABS")-CREDIT
     CARD: Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.

   - SHORT-TERM: Commercial paper and other short-term investments are valued based on quoted prices for identical or similar assets in markets that are not active or amortized cost.

   - CONTRACTHOLDER FUNDS: Derivatives embedded in certain annuity contracts are valued based on internal models that rely on inputs such as interest rate yield curves and equity index volatility assumptions that are market observable for substantially the full term of the contract. The valuation techniques are widely accepted in the financial services industry and do not include significant judgment.

LEVEL 3 MEASUREMENTS

   - FIXED INCOME SECURITIES:

     CORPORATE: These securities are categorized as Level 3 as a result of the significance of non-market observable inputs. The securities are valued based on internal ratings, which are not observable in the market.

     ABS: Principally valued based on inputs including quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements. Certain ABS are valued based on non-binding broker quotes. Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, all ABS are categorized as Level 3.

     CONTRACTHOLDER FUNDS: Derivatives embedded in annuity contracts are valued internally using models widely accepted in the financial services industry that determine a single best estimate of fair value for the embedded derivatives within a block of contractholder liabilities. The models use stochastically determined cash flows based on the contractual elements of embedded derivatives and other applicable market data. These are categorized as Level 3 as a result of the significance of non-market observable inputs.

FAIR VALUE MEASUREMENT PRIOR TO ADOPTION OF SFAS NO. 157

     Prior to the adoption of SFAS No. 157 on January 1, 2008, the fair value of fixed income securities was based upon observable market quotations, other market observable data or was derived from such quotations and market observable data. The fair value of privately placed fixed income securities was generally based on widely accepted pricing valuation models, which were developed internally. The valuation models used security specific information such as the credit rating of the issuer, industry sector of the issuer, maturity, estimated duration, call provisions, sinking fund requirements, coupon rate, quoted market prices of comparable securities and estimated liquidity premiums to determine the overall spread for the specific security.

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

     Traditional life insurance products consist principally of products with fixed and guaranteed premiums and benefits, primarily term and whole life insurance products. Premiums from these products are recognized as revenue when due from policyholders. Benefits are reflected in contract benefits and recognized in relation to premiums, so that profits are recognized over the life of the policy.

     Immediate annuities with life contingencies provide insurance protection over a period that extends beyond the period during which premiums are collected. Premiums from these products are recognized as revenue when received at the inception of the contract. Benefits and expenses are recognized in relation to premiums. Profits from these policies come from investment income, which is recognized over the life of the contract.

     Interest-sensitive life contracts, such as universal life and single premium life, are insurance contracts whose terms are not fixed and guaranteed. The terms that may be changed include premiums paid by the contractholder, interest credited to the contractholder account balance and contract charges assessed against the contractholder account balance. Premiums from these contracts are reported as contractholder fund deposits. Contract charges consist of fees assessed against the contractholder account balance for the cost of insurance (mortality risk), contract administration and early surrender. These contract charges are recognized as revenue when assessed against the contractholder account balance. Contract benefits include life-contingent benefit payments in excess of the contractholder account balance.

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

REINSURANCE

     The Company has reinsurance agreements whereby all premiums, contract charges, interest credited to contractholder funds, contract benefits and substantially all expenses are ceded to ALIC and non-affiliated reinsurers (see Notes 3 and 7). Reinsurance recoverables and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the Statements of Financial Position. We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis and a provision for uncollectible reinsurance is recorded if needed. No amounts have been deemed unrecoverable in the three years ended December 31, 2008. The Company continues to have primary liability as the direct insurer for the risks reinsured.

     Investment income earned on the assets that support contractholder funds and the reserve for life-contingent contract benefits is not included in the Company's financial statements as those assets are owned and managed by ALIC under the terms of the reinsurance agreements.

INCOME TAXES

     The income tax provision is calculated under the liability method. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are unrealized capital gains and losses on investments and differences in tax bases of investments. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized (see Note 9).

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS

     The reserve for life-contingent contract benefits payable under insurance policies, including traditional life insurance and life-contingent immediate annuities, is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses (see
Note 6). These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by characteristics such as type of coverage, year of issue and policy duration.

CONTRACTHOLDER FUNDS

     Contractholder funds represent interest-bearing liabilities arising from the sale of products, such as interest-sensitive life and fixed annuities, and variable annuity and life deposits allocated to fixed accounts. Contractholder funds are comprised primarily of deposits received and interest credited to the benefit of the contractholder less surrenders and withdrawals, mortality charges and administrative expenses (see Note 6). Contractholder funds also include reserves for secondary guarantees on interest-sensitive life insurance and certain fixed annuity contracts and reserves for certain guarantees on variable annuity contracts.

SEPARATE ACCOUNTS

     Separate accounts assets are carried at fair value. The assets of the separate accounts are legally segregated and available only to settle separate account contract obligations. Separate accounts liabilities represent the contractholders' claims to the related assets and are carried at an amount equal to the separate accounts assets. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and therefore, are not included in the Company's Statements of Operations and Comprehensive Income. Deposits to and surrenders and withdrawals from the separate accounts are reflected in separate accounts liabilities and are not included in cash flows. Revenues to the Company from the separate accounts consist of contract charges for maintenance, administration, cost of insurance and surrender of the contract prior to the contractually specified date and are ceded to ALIC.

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

ADOPTED ACCOUNTING STANDARDS

SFAS NO. 157, FAIR VALUE MEASUREMENTS ("SFAS NO. 157")

     In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, which redefines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 establishes a three-level hierarchy for fair value measurements based upon the nature of the inputs to the valuation of an asset or liability. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"), which permits the deferral of the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted the provisions of SFAS No. 157 for financial assets and financial liabilities recognized or disclosed at fair value on a recurring or non-recurring basis as of January 1, 2008. Consistent with the provisions of FSP FAS 157-2, the Company decided to defer the adoption of SFAS No. 157 for non-financial assets and liabilities measured at fair value on a non-recurring basis until January 1, 2009. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP FAS 157-3"), which clarifies the application of SFAS 157 in a market that is not active. The Company adopted the provisions of FSP FAS 157-3 as of September 30, 2008. The adoption of SFAS No. 157 and FSP FAS 157-3 did not have a material effect on the Company's results of operations or financial position (see Note 5).

SFAS NO. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL
   LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS NO.
   159")

     In February 2007, the FASB issued SFAS No. 159 which provides reporting entities, on an ongoing basis, an option to report selected financial assets, including investment securities, and financial liabilities, including most insurance contracts, at fair value through earnings. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement alternatives for similar types of financial assets and liabilities. The standard also requires additional information to aid financial statement users' understanding of the impacts of a reporting entity's decision to use fair value on its earnings and requires entities to display, on the face of the statement of financial position, the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS No. 159 was effective as of the beginning of a reporting entity's first fiscal year beginning after November 15, 2007. The Company did not apply the fair value option to any existing financial assets or liabilities as of January 1, 2008 and did not elect to apply the option prospectively to any financial assets or liabilities acquired during 2008. Consequently, the adoption of SFAS No. 159 had no impact on the Company's results of operations or financial position.

FASB INTERPRETATION NO. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN
   INTERPRETATION OF FASB STATEMENT NO. 109 AND FASB STAFF POSITION NO. FIN 48-1, DEFINITION OF SETTLEMENT IN FASB INTERPRETATION NO. 48 (COLLECTIVELY "FIN 48")

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

SEC STAFF ACCOUNTING BULLETIN NO. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR
   MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS ("SAB 108")

     In September 2006, the SEC issued SAB 108 to eliminate the diversity of practice in the way misstatements are quantified for purposes of assessing their materiality in financial statements. SAB 108 was intended to eliminate the potential build up of improper amounts on the balance sheet due to the limitations of certain methods of assessing materiality previously utilized by some reporting entities. SAB 108 established a single quantification framework wherein the significance determination is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. On December 31, 2006, the Company adopted the provisions of SAB 108 which were effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have any effect on the results of operations or financial position of the Company.

FASB STAFF POSITION NO. FAS 115-1/124-1, THE MEANING OF OTHER-THAN-TEMPORARY
   IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS ("FSP FAS 115-1/124-1")

     FSP FAS 115-1/124-1 nullified the guidance in paragraphs 10-18 of Emerging Issues Task Force Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" and references existing other-than-temporary impairment guidance. FSP FAS 115-1/124-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent income recognition for impaired debt securities. The Company adopted FSP FAS 115-1/124-1 as of January 1, 2006 on a prospective basis. The effects of adoption did not have a material effect on the results of operations or financial position of the Company.

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

PENDING ACCOUNTING STANDARD

SFAS NO. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES -
   AN AMENDMENT OF FASB STATEMENT NO. 133 ("SFAS NO. 161")

     In March 2008, the FASB issued SFAS No. 161, which amends and expands the disclosure requirements for derivatives currently accounted for in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The new disclosures are designed to enhance the understanding of how and why an entity uses derivative instruments and how derivative instruments affect an entity's financial position, results of operations, and cash flows. The standard requires, on a quarterly basis, quantitative disclosures about the potential cash outflows associated with the triggering of credit-related contingent features, if any; tabular disclosures about the classification and fair value amounts of derivative instruments reported in the statement of financial position; disclosure of the location and amount of gains and losses on derivative instruments reported in the statement of operations; and qualitative information about how and why an entity uses derivative instruments and how derivative instruments and related hedged items affect the entity's financial statements.SFAS No. 161 is effective for fiscal periods beginning after November 15, 2008, and is to be applied on a prospective basis only. SFAS No. 161 affects disclosures and therefore implementation will not impact the Company's results of operations or financial position.

3.  RELATED PARTY TRANSACTIONS

BUSINESS OPERATIONS

     The Company uses services performed by its affiliates, AIC, ALIC and Allstate Investments LLC, and business facilities owned or leased and operated by AIC in conducting its business activities. In addition, the Company shares the services of employees with AIC. The Company reimburses its affiliates for the operating expenses incurred on behalf of the Company. The Company is charged for the cost of these operating expenses based on the level of services provided. Operating expenses, including compensation, retirement and other benefit programs, allocated to the Company were $227.0 million, $202.2 million and $192.3 million in 2008, 2007 and 2006, respectively. Of these costs, the Company retains investment related expenses on the invested assets of the Company. All other costs are ceded to ALIC under the reinsurance agreements.

BROKER-DEALER SERVICES

     The Company has a service agreement with Allstate Distributors, LLC ("ADLLC"), a broker-dealer affiliate of the Company, whereby ADLLC promotes and markets the fixed and variable annuities sold by the Company to unaffiliated financial services firms. In addition, ADLLC acts as the underwriter of variable annuities sold by the Company. In return for these services, the Company recorded commission expense of $5.1 million, $3.4 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively, that was ceded to ALIC under the terms of the reinsurance agreements.

     The Company receives distribution services from Allstate Financial Services, LLC ("AFS"), an affiliated broker-dealer company, for certain variable annuity and variable life insurance contracts sold by Allstate exclusive agencies. For these services, the Company incurred $18.4 million, $25.5 million and $42.7 million of commission and other distribution expenses for the years ending December 31, 2008, 2007 and 2006, respectively, that were ceded to ALIC under the terms of the reinsurance agreements.

     The Company has a wholesaling and marketing support agreement with ALFS, Inc. ("ALFS"), an affiliated broker-dealer company, whereby ALFS underwrites and promotes the offer, sale and servicing of variable annuities issued by the Company and sold by AFS. In return for these services, the Company incurred commission expense of $187 thousand, $334 thousand and $1.5 million for 2008, 2007 and 2006, respectively. This expense was ceded to ALIC under the terms of the reinsurance agreements.

REINSURANCE

     The following table summarizes amounts that were ceded to ALIC and reported net in the Statements of Operations and Comprehensive Income under the reinsurance agreements:

                                                  YEAR ENDED DECEMBER 31,
                                           ------------------------------------
($ IN THOUSANDS)                              2008         2007         2006
                                           ----------   ----------   ----------
Premiums and contract charges              $  691,267   $  623,102   $  546,554
Interest credited to contractholder
   funds, contract benefits and expenses    1,468,505    1,421,831    1,487,799

     Reinsurance recoverables due from ALIC totaled $18.79 billion and $18.78 billion as of December 31, 2008 and 2007, respectively.

INCOME TAXES

     The Company is a party to a federal income tax allocation agreement with the Corporation (see Note 9).

INTERCOMPANY LOAN AGREEMENT

     The Company has an intercompany loan agreement with the Corporation. The amount of intercompany loans available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. The Company had no amounts outstanding under the intercompany loan agreement at December 31, 2008 and 2007. The Corporation uses commercial paper borrowings, bank lines of credit and repurchase agreements to fund intercompany borrowings.

4.  INVESTMENTS

FAIR VALUES

     The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:


                                                    GROSS UNREALIZED
($ IN THOUSANDS)                        AMORTIZED   ----------------     FAIR
                                           COST      GAINS    LOSSES    VALUE
                                        ---------   -------  -------   --------
AT DECEMBER 31, 2008
U.S.government and agencies              $ 75,374   $3,700   $  (258)  $ 78,816
Corporate                                  77,192      603    (2,092)    75,703
Municipal                                     502       --        (3)       499
Mortgage-backed securities                 46,720    1,680       (49)    48,351
Commercial mortgage-backed securities      22,896       --    (3,936)    18,960
Asset-backed securities                     6,983       20        (4)     6,999
                                         --------   ------   -------   --------
  Total fixed income securities          $229,667   $6,003   $(6,342)  $229,328
                                         ========   ======   =======   ========

AT DECEMBER 31, 2007
U.S. government and agencies             $110,214   $5,642   $   (36)  $115,820
Corporate                                  84,798      917      (903)    84,812
Municipal                                     501       30        --        531
Mortgage-backed securities                 28,114       94      (303)    27,905
Commercial mortgage-backed securities      32,131      579      (109)    32,601
Asset-backed securities                    11,034      453       (12)    11,475
                                         --------   ------   -------   --------
  Total fixed income securities          $266,792   $7,715   $(1,363)  $273,144
                                         ========   ======   =======   ========

SCHEDULED MATURITIES

     The scheduled maturities for fixed income securities are as follows at December 31, 2008:

                                         AMORTIZED     FAIR
($ IN THOUSANDS)                           COST        VALUE
                                         ---------   --------
Due in one year or less                   $ 25,080   $ 25,421
Due after one year through five years       88,898     88,627
Due after five years through ten years      34,519     35,392
Due after ten years                         27,467     24,538
                                          --------   --------
                                           175,964    173,978
Mortgage and asset-backed securities        53,703     55,350
                                          --------   --------
   Total                                  $229,667   $229,328
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

NET INVESTMENT INCOME

     Net investment income for the years ended December 31 is as follows:

($ IN THOUSANDS)                         2008       2007       2006
                                        -------    -------    -------
Fixed income securities                 $13,302    $13,533    $13,495
Short-term and other investments            992      1,117        762
                                        -------    -------    -------
   Investment income, before expense     14,294     14,650     14,257
   Investment expense                      (354)      (393)      (309)
                                        -------    -------    -------
   Net investment income                $13,940    $14,257    $13,948
                                        =======    =======    =======

REALIZED CAPITAL GAINS AND LOSSES, AFTER-TAX

     Realized capital gains and losses for the years ended December 31 are as follows:

($ IN THOUSANDS)                                 2008       2007      2006
                                               -------     ------   -------
Realized capital gains and losses, pre-tax     $ 5,952     $(417)   $(1,255)
Income tax (expense) benefit                    (2,083)      146        438
                                               -------     -----    -------
Realized capital gains and losses, after-tax   $ 3,869     $(271)   $  (817)
                                               =======     =====    =======

     Gross gains of $8.2 million were realized on sales of fixed income securities during 2008. Gross losses of $42 thousand, $32 thousand and $1.3 million were realized on sales of fixed income securities during 2008, 2007 and 2006, respectively. There were no gross gains realized on sales of fixed income securities in 2007 or 2006.

UNREALIZED NET CAPITAL GAINS AND LOSSES

     Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

                                                                            GROSS UNREALIZED
                                                                  FAIR      ----------------    UNREALIZED NET
($ IN THOUSANDS)                                                  VALUE     GAINS     LOSSES    GAINS (LOSSES)
                                                                 --------   ------   -------    --------------
AT DECEMBER 31, 2008
Fixed income securities                                          $229,328   $6,003   $(6,342)       $(339)
Short-term investments                                             80,703       --        (2)          (2)
                                                                                                    -----
  Unrealized net capital gains and losses, pre-tax                                                   (341)
  Deferred income taxes                                                                               119
                                                                                                    -----
  Unrealized net capital gains and losses, after-tax                                                $(222)
                                                                                                    =====

                                                                            GROSS UNREALIZED
                                                                  FAIR      ----------------    UNREALIZED NET
($ IN THOUSANDS)                                                  VALUE     GAINS     LOSSES    GAINS (LOSSES)
                                                                 --------   ------   -------    --------------
AT DECEMBER 31, 2007
Fixed income securities                                          $273,144   $7,715   $(1,363)       $ 6,352
                                                                                                    -------
   Unrealized net capital gains and losses, pre-tax                                                   6,352
   Deferred income taxes                                                                             (2,223)
                                                                                                    -------
   Unrealized net capital gains and losses, after-tax                                               $ 4,129
                                                                                                    =======

CHANGE IN UNREALIZED NET CAPITAL GAINS AND LOSSES

     The change in unrealized net capital gains and losses for the years ended December 31 is as follows:

($ IN THOUSANDS)                                           2008      2007     2006
                                                          -------   ------   -------
 Fixed income securities                                  $(6,691)  $6,625   $(1,361)
 Short-term investments                                        (2)      --        --
                                                          -------   ------   -------
    Unrealized net capital gains and losses, pre-tax       (6,693)   6,625    (1,361)
    Deferred income taxes                                   2,342   (2,318)      476
                                                          -------   ------   -------
    Unrealized net capital gains and losses, after-tax    $(4,351)  $4,307   $  (885)
                                                          =======   ======   =======

PORTFOLIO MONITORING

     Inherent in the Company's evaluation of a particular security are assumptions and estimates about the financial condition of the issue or issuer and its future earnings potential. Some of the factors considered in evaluating whether a decline in fair value is other than temporary are: 1) the Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the expected recoverability of principal and interest; 3) the length of time and extent to which the fair value has been less than amortized cost; 4) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect access to liquidity.

     The following table summarizes the gross unrealized losses and fair value of fixed income securities by the length of time that individual securities have been in a continuous unrealized loss position.

($ IN THOUSANDS)            LESS THAN 12 MONTHS                12 MONTHS OR MORE
                       --------------------------------   --------------------------------     TOTAL
                        NUMBER       FAIR    UNREALIZED    NUMBER      FAIR     UNREALIZED   UNREALIZED
                       OF ISSUES    VALUE      LOSSES     OF ISSUES    VALUE      LOSSES       LOSSES
                       ---------   -------   ----------   ---------   -------   ----------   ----------
AT DECEMBER 31, 2008
U.S. government and
  agencies                 1       $30,731     $  (258)       --      $    --     $    --      $  (258)
Corporate                 24        47,272      (1,691)        4        4,982        (401)      (2,092)
Municipal                  1           499          (3)       --           --          --           (3)
MBS                        1         1,119         (49)       --           --          --          (49)
CMBS                       9        18,337      (2,555)        1          623      (1,381)      (3,936)
ABS                        1           997          (4)       --           --          --           (4)
                         ---       -------     -------        --      -------     -------      -------
  Total                   37       $98,955     $(4,560)        5      $ 5,605     $(1,782)     $(6,342)
                         ===       =======     =======        ==      =======     =======      =======

AT DECEMBER 31, 2007

U.S. government and
  agencies                 1       $ 4,095     $    (7)        1      $ 2,984     $   (29)     $   (36)
Corporate                  3         6,065         (76)       16       33,087        (827)        (903)
MBS                        1         5,595         (44)        8       15,983        (259)        (303)
CMBS                       1         1,946         (59)        6       13,054         (50)        (109)
ABS                       --            --          --         1          991         (12)         (12)
                         ---       -------     -------        --      -------     -------      -------
  Total                    6       $17,701     $  (186)       32      $66,099     $(1,177)     $(1,363)
                         ===       =======     =======        ==      =======     =======      =======

     At December 31, 2008, all unrealized losses are related to fixed income securities with an unrealized loss position less than 20% of amortized cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired. All of the unrealized losses are related to investment grade fixed income securities. Investment grade is defined as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody's, a rating of AAA, AA, A or BBB from Standard & Poor's ("S&P"), Fitch or Dominion, or a rating of aaa, aa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available. Unrealized losses on investment grade securities are principally related to rising interest rates or changes in credit spreads since the securities were acquired.

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

     As of December 31, 2008, the Company had the intent and ability to hold the fixed income securities with unrealized losses for a period of time sufficient for them to recover.

OTHER INVESTMENT INFORMATION

     At December 31, 2008, fixed income securities and short-term investments with a carrying value of $10.6 million were on deposit with regulatory authorities as required by law.

5.  FINANCIAL INSTRUMENTS

     In the normal course of business, the Company invests in various financial assets and incurs various financial liabilities.

     The following table summarizes the Company's financial assets and financial liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2008:

                                         QUOTED
                                        PRICES IN
                                         ACTIVE      SIGNIFICANT
                                       MARKETS FOR      OTHER       SIGNIFICANT
                                        IDENTICAL     OBSERVABLE    UNOBSERVABLE   BALANCE AS OF
                                         ASSETS        INPUTS          INPUTS       DECEMBER 31,
($ IN THOUSANDS)                        (LEVEL 1)     (LEVEL 2)       (LEVEL 3)          2008
                                       -----------   -----------   -------------   -------------
FINANCIAL ASSETS:
Fixed income securities                 $   48,085     $173,934       $  7,309       $  229,328
Short-term investments                      30,657       50,046             --           80,703
                                        ----------     --------       --------       ----------
     TOTAL RECURRING BASIS
       ASSETS                               78,742      223,980          7,309          310,031
                                        ----------     --------       --------       ----------
TOTAL INVESTMENTS                           78,742      223,980          7,309          310,031
                                        ----------     --------       --------       ----------

Separate account assets                  1,823,163           --             --        1,823,163
                                        ----------     --------       --------       ----------

TOTAL FINANCIAL ASSETS                  $1,901,905     $223,980       $  7,309       $2,133,194
                                        ----------     --------       --------       ----------
% of total financial assets                   89.2%        10.5%           0.3%           100.0%

FINANCIAL LIABILITIES:
Contractholder funds:
     Derivatives embedded in
       annuity contracts                $       --     $(33,466)      $(36,544)      $  (70,010)
                                        ----------     --------       --------       ----------
TOTAL FINANCIAL LIABILITIES             $       --     $(33,466)      $(36,544)      $  (70,010)
                                        ==========     ========       ========       ==========
% of total financial liabilities                --%        47.8%          52.2%           100.0%

     As required by SFAS No. 157, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Thus, a Level 3 fair value measurement may include inputs that are observable (Level 1 or Level 2) and unobservable (Level 3). Gains and losses for such assets and liabilities categorized within Level 3 may include changes in fair value that are attributable to both observable inputs (Level 1 and Level 2) and unobservable inputs (Level 3).

     The following table provides a summary of changes in fair value during the year ended December 31, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at December 31, 2008.

                                                                                                                   TOTAL GAINS
                                              TOTAL REALIZED AND UNREALIZED                                         (LOSSES)
                                               GAINS (LOSSES) INCLUDED IN:                                         INCLUDED IN
                                            ----------------------------------                                    NET INCOME FOR
                                                                OCI ON           PURCHASES,                     INSTRUMENTS STILL
                              BALANCE AS OF                  STATEMENT OF    SALES, ISSUANCES  BALANCE AS OF         HELD AT
                                JANUARY 1,      NET            FINANCIAL     AND SETTLEMENTS,   DECEMBER 31,       DECEMBER 31,
($ IN THOUSANDS)                  2008       INCOME(1)         POSITION            NET             2008              2008(2)
                              -------------  ---------       ------------    ----------------  --------------   -----------------
FINANCIAL ASSETS
Fixed income securities         $11,984      $    180           $(434)          $(4,421)       $  7,309                  (3)
                                -------      --------           -----           -------        --------             -------
   TOTAL RECURRING LEVEL 3
     FINANCIAL ASSETS           $11,984      $    180           $(434)          $(4,421)       $  7,309                  (3)
                                =======      ========           =====           =======        ========             =======
FINANCIAL LIABILITIES
   Contractholder funds:
     Derivatives embedded in
      annuity contracts         $  (256)     $(36,498)          $  --           $   210        $(36,544)            (36,498)
                                -------      --------           -----           -------        --------             -------
TOTAL RECURRING LEVEL 3
     FINANCIAL LIABILITIES      $  (256)     $(36,498)          $  --           $   210        $(36,544)            (36,498)
                                =======      ========           =====           =======        ========             =======

----------
(1) The amount above attributable to fixed income securities is reported in the Statements of Operations and Comprehensive Income as follows: $185 thousand in realized capital gains and losses, and $(5) thousand in net investment income. The amount above attributable to derivatives embedded in annuity contracts is reported as a component of contract benefits and is ceded in accordance with the Company's reinsurance agreements.

(2) The amount above attributable to fixed income securities is reported as a component of net investment income in the Statements of Operations and Comprehensive Income. The amount above attributable to derivatives embedded in annuity contracts is reported as a component of contract benefits and is ceded in accordance with the Company's reinsurance agreements.

     Presented below are the fair value estimates of financial instruments including those reported at fair value and discussed above and those reported using other methods for which a description of the method to determine fair value appears below the following tables.

FINANCIAL ASSETS

($ IN THOUSANDS)                 DECEMBER 31, 2008         DECEMBER 31, 2007
                               ----------------------  ------------------------
                               CARRYING      FAIR       CARRYING        FAIR
                                 VALUE       VALUE        VALUE         VALUE
                               ----------  ----------  -----------  -----------
Fixed income securities (1)    $  229,328  $  229,328  $  273,144    $  273,144
Short-term investments (1)         80,703      80,703      28,057        28,057
Separate accounts (1)           1,823,163   1,823,163   3,067,127     3,067,127

----------
(1)  Carried at fair value in the Statements of Financial Position.

FINANCIAL LIABILITIES

     The carrying value and fair value of contractholder funds on investment contracts were $14.08 billion and $12.67 billion, respectively, as of December 31, 2008 and were $14.52 billion and $13.83 billion, respectively, as of December 31, 2007. As of December 31, 2008 and 2007, contractholder funds on investment contracts exclude contractholder funds related to interest-sensitive life insurance, variable annuities and variable life insurance totaling $3.71 billion and $3.30 billion, respectively.

     Beginning in 2008, the fair value of contractholder funds on investment contracts is based on the terms of the underlying contracts utilizing prevailing market rates for similar contracts adjusted for credit risk. Deferred annuities included in contractholder funds are valued using discounted cash flow models which incorporate market value margins, which are based on the cost of holding economic capital, and the Company's own credit risk. Immediate annuities without life contingencies are valued at the present value of future benefits using market implied interest rates which include the Company's own credit risk. In 2007, the fair value of investment contracts was based on the terms of the underlying contracts. Fixed annuities were valued at the account balance less surrender charges. Immediate annuities without life contingencies were valued at the present value of future benefits using current interest rates. Market value adjusted annuities' fair value was estimated to be the market adjusted surrender value. Equity-indexed annuity contracts' fair value approximated the carrying value since the embedded equity options are carried at fair value.

DERIVATIVE FINANCIAL INSTRUMENTS

         Derivative financial instruments include embedded derivative financial instruments. Derivatives that are embedded in certain variable annuity contracts and equity-indexed annuity contracts are required to be separated from the host instrument and accounted for as derivative financial instruments ("subject to bifurcation"). Embedded derivative financial instruments are accounted for on a fair value basis. The fair value valuation techniques are described in Note 2. Embedded derivative financial instruments subject to bifurcation are reflected as a component of contractholder funds in the Statements of Financial Position. Changes in the fair value of embedded derivative financial instruments are ceded to ALIC. Reinsurance agreements that cede the value of embedded derivative financial instruments are reflected as a component of reinsurance recoverables in the Statements of Financial Position.

    The following table summarizes the notional amount, fair value and carrying value of the Company's embedded derivative financial instruments.

                                                                    CARRYING VALUE
($ IN THOUSANDS)                       NOTIONAL      FAIR      -----------------------
                                        AMOUNT       VALUE      ASSETS   (LIABILITIES)
                                      ----------    --------   --------  -------------
AT DECEMBER 31, 2008
--------------------
Equity-indexed life and annuity
     product contracts                $3,827,332    $(33,466)     $--      $(33,466)
Guaranteed accumulation benefits         218,234     (31,020)      --       (31,020)
Guaranteed withdrawal benefits            36,605      (5,524)      --        (5,524)

                                                                    CARRYING VALUE
($ IN THOUSANDS)                       NOTIONAL      FAIR      -----------------------
                                        AMOUNT       VALUE      ASSETS    (LIABILITIES)
                                      ----------   ---------   --------   -------------
AT DECEMBER 31, 2007
--------------------
Equity-indexed life and annuity
     product contracts                $3,611,546   $(102,858)     $--       $(102,858)
Guaranteed accumulation benefits         331,597        (306)      --            (306)
Guaranteed withdrawal benefits            61,994          50       --              50
Other embedded derivative
 financial instruments                     3,775          (5)      --              (5)

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     There were no off-balance-sheet financial instruments at December 31, 2008 or 2007.

6.  RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS AND CONTRACTHOLDER FUNDS

     At December 31, the reserve for life-contingent contract benefits consists of the following:

($ IN THOUSANDS)                                                2008           2007
                                                             ----------    -----------
Traditional life                                             $1,169,049     $1,045,153
Immediate annuities                                             700,935        709,195
Other                                                           711,202        593,768
                                                             ----------     ----------
   Total reserve for life-contingent contract benefits       $2,581,186     $2,348,116
                                                             ==========     ==========

    The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits:

           PRODUCT                          MORTALITY                    INTEREST RATE                  ESTIMATION METHOD
-------------------------------  --------------------------------  ---------------------------   --------------------------------
Traditional life insurance       Actual company experience plus    Interest rate assumptions     Net level premium reserve
                                 loading                           range from 4.0% to 8.0%       method using the Company's
                                                                                                 withdrawal experience rates

Immediate annuities              1983 individual annuity           Interest rate assumptions     Present value of expected
                                 mortality table; Annuity 2000     range from 3.9% to 7.5%       future benefits based on
                                 mortality table with internal                                   historical experience
                                 modifications
Other:
   Variable annuity              100% of Annuity 2000              Interest rate assumptions     Projected benefit ratio
    guaranteed minimum death     mortality table                   range from 5.3% to 5.9%       applied to cumulative assessments
     benefits
                                                                                                 Unearned premium; additional
   Accident and health           Actual company experience plus                                  contract reserves for
                                 loading                                                         traditional life

     At December 31, contractholder funds consists of the following:

($ IN THOUSANDS)                           2008           2007
                                       -----------    -----------
Interest-sensitive life                $ 3,572,143    $ 3,217,074
Investment contracts:
     Fixed annuities                    13,681,421     14,089,197
     Immediate annuities                   421,969        457,683
     Other                                 111,843         56,931
                                       -----------    -----------
        Total contractholder funds     $17,787,376    $17,820,885
                                       ===========    ===========

     The following table highlights the key contract provisions relating to contractholder funds:

                 PRODUCT                          INTEREST RATE                    WITHDRAWAL/SURRENDER CHARGES
--------------------------------------   -----------------------------------   ------------------------------------
Interest-sensitive life insurance        Interest rates credited range         Either a percentage of account
                                         from 3.5% to 6.0%                     balance or dollar amount grading
                                                                               off generally over 20 years

Fixed and immediate annuities            Interest rates credited range from    Either a declining or a level
                                         0% to 16.0% for fixed annuities and   percentage charge generally over
                                         1.3% to 8.8% for immediate            nine years or less. Additionally,
                                         annuities                             approximately 25.1% of fixed
                                                                               annuities are subject to market
                                                                               value adjustment for discretionary
                                                                               withdrawals.

Other investment contracts:
   Variable guaranteed minimum income,   Interest rates used in establishing   Withdrawal and surrender charges
    accumulation and withdrawal          reserves range from 1.8% to 10.3%     are based on the terms of the
    benefits and secondary guarantees                                          related interest-sensitive life or
    on interest-sensitive life                                                 fixed annuity contract.
    insurance and fixed annuities

     Contractholder funds activity for the years ended December 31 is as follows:

($ IN THOUSANDS)                            2008           2007
                                         -----------    -----------
Balance, beginning of year               $17,820,885    $18,195,622
Deposits                                   2,148,361      1,966,374
Interest credited                            528,493        762,956
Benefits                                    (552,047)      (572,506)
Surrenders and partial withdrawals        (1,855,296)    (2,236,168)
Net transfers from separate accounts          18,595          2,834
Contract charges                            (367,880)      (303,528)
Other adjustments                             46,265          5,301
                                         -----------    -----------
Balance, end of year                     $17,787,376    $17,820,885
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

                                                                                        DECEMBER 31,
                                                                                   ---------------------
($ IN MILLIONS)                                                                       2008       2007
                                                                                   ---------   ---------
IN THE EVENT OF DEATH
   Separate account value                                                          $ 1,327.3   $ 2,220.4
   Net amount at risk (1)                                                          $   455.0   $    86.2
   Average attained age of contractholders                                          56 years    60 years

AT ANNUITIZATION
   Separate account value                                                          $   233.4   $   390.5
   Net amount at risk (2)                                                          $   139.8   $     1.0
   Weighted average waiting period until annuitization options available             4 years     3 years

FOR CUMULATIVE PERIODIC WITHDRAWALS
   Separate account value                                                          $    36.6   $    61.9
   Net amount at risk (3)                                                          $     5.0   $      --

ACCUMULATION AT SPECIFIED DATES
   Separate account value                                                          $   218.0   $   331.5
   Net amount at risk (4)                                                          $    52.9   $      --
   Weighted average waiting period until guarantee date                             10 years    13 years

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

     As of December 31, 2008, reserves for variable annuity contracts and secondary guarantee liabilities related to death, income, accumulation and withdrawal benefits were $48.4 million, $32.3 million, $31.0 million and $5.5 million, respectively. As of December 31, 2007, reserves for variable annuity contracts and secondary guarantee liabilities related to death, income, accumulation and withdrawal benefits were $40.1 million, $27.5 million, $306 thousand and $(50) thousand, respectively.

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

     Amounts recoverable from reinsurers are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. At December 31, 2008, 92.1% of the total reinsurance recoverables were related to ALIC and 7.9% were related to non-affiliated reinsurers. At December 31, 2008 and 2007, approximately 97% and 96%, respectively, of the Company's non-affiliated reinsurance recoverables are due from companies rated A or better by S&P.

     The effects of reinsurance on premiums and contract charges for the years ended December 31 are as follows:

($ IN THOUSANDS)                                         2008          2007         2006
                                                       ----------   ----------    ---------
PREMIUMS AND CONTRACT CHARGES
Direct                                                 $1,138,747   $1,038,671    $ 944,823
Assumed                                                     8,576        9,132       10,238
Ceded:
   Affiliate                                             (691,267)    (623,102)    (546,554)
   Non-affiliate                                         (456,056)    (424,701)    (408,507)
                                                       ----------   ----------    ---------
Premiums and contract charges, net of reinsurance      $       --   $       --    $      --
                                                       ==========   ==========    =========

    The effects of reinsurance on interest credited to contractholder funds, contract benefits and expenses for the years ended December 31 are as follows:

($ IN THOUSANDS)                                         2008          2007        2006
                                                      -----------  -----------  -----------
INTEREST CREDITED TO CONTRACTHOLDER FUNDS, CONTRACT
   BENEFITS AND EXPENSES
Direct                                                $ 2,065,299  $ 1,964,326  $ 1,972,975
Assumed                                                     8,922       10,473        9,762
Ceded:
   Affiliate                                           (1,468,505)  (1,421,831)  (1,487,799)
   Non-affiliate                                         (605,716)    (552,968)    (494,938)
                                                      -----------  -----------  -----------
Interest credited to contractholder funds, contract
   benefits and expenses, net of reinsurance          $        --  $        --  $        --
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

     The aggregate liability balance related to all guarantees was not material as of December 31, 2008.

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

     - In the lawsuits, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of contractual and extra-contractual damages. In some cases, the monetary damages sought include punitive damages. Often specific information about the relief sought, such as the amount of damages, is not available because plaintiffs have not requested specific relief in their pleadings. In the Company's experience, when specific monetary demands are made in pleadings, they bear little relation to the ultimate loss, if any, to the Company.

     - In connection with regulatory examinations and proceedings, government authorities may seek various forms of relief, including penalties, restitution and changes in business practices. The Company may not be advised of the nature and extent of relief sought until the final stages of the examination or proceeding.

     - For the reasons specified above, it is often not possible to make meaningful estimates of the amount or range of loss that could result from the matters described below in the "Proceedings" subsection. The Company reviews these matters on an ongoing basis and follows the provisions of SFAS No. 5, "Accounting for Contingencies", when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

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

- The EEOC also filed another lawsuit in 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the "EEOC II" suit). In EEOC II, in 2006, the court granted partial summary judgment to the EEOC. Although the court did not determine that AIC was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether AIC had reasonable factors other than age to support the rehire policy. AIC's interlocutory appeal from the partial summary judgment was granted. In June 2008, the Eighth Circuit Court of Appeals affirmed summary judgment in the EEOC's favor. In September 2008, the Court of Appeals granted AIC's petition for rehearing EN BANC and vacated its earlier decision affirming the trial court's grant of summary judgment in favor of the EEOC. The Court of Appeals then dismissed the appeal, determining that it lacked jurisdiction to consider the appeal at this stage in the litigation.

- AIC is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization. Plaintiffs allege that they were constructively discharged so that AIC could avoid paying ERISA and other benefits offered under the reorganization. They claim that the constructive discharge resulted from the implementation of agency standards, including mandatory office hours and a requirement to have licensed staff available during business hours. The court approved the form of class notice which was sent to approximately 1,800 potential class members in November 2007. Fifteen individuals opted out. AIC's motions for judgment on the pleadings were partially granted. In May 2008, the court granted summary judgment in AIC's favor on all class claims. Plaintiffs moved for reconsideration and in the alternative to decertify the class. AIC opposed this motion and filed a motion for summary judgment with respect to the remaining non-class claim. In August 2008, the court denied plaintiffs' motion to reconsider and to decertify the class. In February 2009, plaintiffs moved to dismiss the sole remaining claim with prejudice which the court promptly granted ending this litigation in the trial court.

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

OTHER MATTERS
-------------

     Various other legal, governmental, and regulatory actions, including state market conduct exams, and other governmental and regulatory inquiries are currently pending that involve the Company and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the target of a number of lawsuits and proceedings, some of which involve claims for substantial or indeterminate amounts. These actions are based on a variety of issues and target a range of the Company's practices. The outcome of these disputes is currently unpredictable. However, based on information currently known to it and the existence of the reinsurance agreements with ALIC, management believes that the ultimate outcome of all matters described in this "Other Matters" subsection, in excess of amounts currently reserved, as they are resolved over time is not likely to have a material effect on the operating results, cash flows or financial position of the Company.

9. INCOME TAXES

     The Company joins the Corporation and its other domestic subsidiaries (the "Allstate Group") in the filing of a consolidated federal income tax return and is party to a federal income tax allocation agreement (the "Allstate Tax Sharing Agreement"). Under the Allstate Tax Sharing Agreement, the Company pays to or receives from the Corporation the amount, if any, by which the Allstate Group's federal income tax liability is affected by virtue of inclusion of the Company in the consolidated federal income tax return. The Company also has a supplemental tax sharing agreement with respect to reinsurance ceded to ALIC to allocate the tax benefits and costs related to such reinsurance. Effectively, these agreements result in the Company's annual income tax provision being computed, with adjustments, as if the Company filed a separate return, adjusted for the reinsurance ceded to ALIC.

    The Internal Revenue Service is currently examining the Allstate Group's 2005 and 2006 federal income tax returns. The statute of limitations has expired on years prior to 2005. Any adjustments that may result from IRS examinations of tax returns are not expected to have a material effect on the results of operations, cash flows or financial position of the Company.

    The Company had no liability for unrecognized tax benefits at December 31, 2008 or 2007 or January 1, 2007, and believes it is reasonably possible that the liability balance will not significantly increase within the next twelve months. No amounts have been accrued for interest or penalties.

     The components of the deferred income tax assets and liabilities at December 31 are as follows:

($ IN THOUSANDS)                             2008     2007
                                             -----   -------
DEFERRED ASSETS
Unrealized net capital losses                $ 119   $    --
Other assets                                    20        --
                                             -----   -------
       Total deferred assets                   139        --
                                             -----   -------
DEFERRED LIABILITIES
Unrealized net capital gains                    --    (2,223)
Difference in tax bases of investments        (139)     (254)
Other liabilities                               --        (2)
                                             -----   -------
       Total deferred liabilities             (139)   (2,479)
                                             -----   -------
              Net deferred liabilities       $  --   $(2,479)
                                             =====   =======

     Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on the assumption that certain levels of income will be achieved.

     The components of income tax expense for the years ended December 31 are as follows:

($ IN THOUSANDS)                   2008     2007     2006
                                  ------   ------   ------
Current                           $7,054   $4,810   $4,412
Deferred                            (136)      25       21
                                  ------   ------   ------
     Total income tax expense     $6,918   $4,835   $4,433
                                  ======   ======   ======

     The Company paid income taxes of $4.9 million, $4.4 million and $4.8 million in 2008, 2007 and 2006, respectively.

     A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

                                    2008    2007    2006
                                    ----    ----    ----
Statutory federal income tax rate   35.0%   35.0%   35.0%
Other                               (0.2)   (0.1)   (0.1)
                                    ----    ----    ----
Effective income tax rate           34.8%   34.9%   34.9%
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

     Statutory accounting practices differ from GAAP primarily since they require charging policy acquisition and certain sales inducement costs to expense as incurred, establishing life insurance reserves based on different actuarial assumptions, and valuing certain investments and establishing deferred taxes on a different basis.

     Statutory net income for 2008, 2007, and 2006 was $7.8 million, $9.1 million and $9.1 million, respectively. Statutory capital and surplus was $278.8 million and $282.9 million as of December 31, 2008 and 2007, respectively.

DIVIDENDS

     The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The payment of shareholder dividends by the Company without the prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that the Company can distribute during 2009 without prior approval of the Nebraska Department of Insurance is $27.9 million. In the twelve-month period beginning January 1, 2008, the Company did not pay any dividends.

11.  OTHER COMPREHENSIVE (LOSS) INCOME

     The components of other comprehensive (loss) income on a pre-tax and after-tax basis for the years ended December 31 are as follows:

($ IN THOUSANDS)                                                                     2008
                                                                      -----------------------------------
                                                                                                  After-
                                                                      Pre-tax         Tax          tax
                                                                      -------       -------       -------
   Unrealized net holding losses arising during the period            $(3,078)      $ 1,077       $(2,001)
   Less: reclassification adjustment of realized capital gains
     and losses                                                         3,615        (1,265)        2,350
                                                                      -------       -------       -------
   Unrealized net capital gains and losses                             (6,693)        2,342        (4,351)
                                                                      -------       -------       -------
   Other comprehensive loss                                           $(6,693)      $ 2,342       $(4,351)
                                                                      =======       =======       =======

                                                                                     2007
                                                                      -----------------------------------
                                                                                                   After-
                                                                      Pre-tax         Tax           tax
                                                                      -------       -------        ------
   Unrealized net holding gains arising during the period              $6,211       $(2,173)       $4,038
   Less: reclassification adjustment of realized capital gains
     and losses                                                          (414)          145          (269)
                                                                       ------       -------        ------
   Unrealized net capital gains and losses                              6,625        (2,318)        4,307
                                                                       ------       -------        ------
   Other comprehensive income                                          $6,625       $(2,318)       $4,307
                                                                       ======       =======        ======

                                                                                     2006
                                                                      -----------------------------------
                                                                                                   After-
                                                                      Pre-tax         Tax           tax
                                                                      -------       -------       -------
   Unrealized net holding losses arising during the period            $(2,601)         $910       $(1,691)
   Less: reclassification adjustment of realized capital gains
     and losses                                                        (1,240)          434          (806)
                                                                      -------          ----       -------
   Unrealized net capital gains and losses                             (1,361)          476          (885)
                                                                      -------          ----       -------
   Other comprehensive loss                                           $(1,361)         $476       $  (885)
                                                                      =======          ====       =======

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF
LINCOLN BENEFIT LIFE COMPANY:

We have audited the accompanying Statements of Financial Position of Lincoln Benefit Life Company (the "Company", an affiliate of The Allstate Corporation) as of December 31, 2008 and 2007, and the related Statements of Operations and Comprehensive Income, Shareholder's Equity, and Cash Flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Lincoln Benefit Life Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Chicago, Illinois
March 17, 2009

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

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria related to internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. During the fiscal quarter ended December 31, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

(1), (2), (3) AND (4) DISCLOSURE OF FEES -

     The following fees have been, or are anticipated to be billed by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu, and their respective affiliates, for professional services rendered to us for the fiscal years ending December 31, 2008 and 2007.

                              2008      2007(c)
                            --------   --------
Audit fees (a)              $220,257   $221,784
All other fees (b)                --     30,580
                            --------   --------
TOTAL FEES                  $220,257   $252,364
                            ========   ========

(a) Fees for audits of annual financial statements including financial statements, reviews of quarterly financial statements, statutory audits, attest services, comfort letters, consents and review of documents filed with the Securities and Exchange Commission. These fees are ceded to ALIC under the Company's reinsurance agreements.

(b) All other fees relate to coordination of work for departments of insurance exams.

(c) Total fees for 2007 have been adjusted to add an additional $5,207 of audit fees not charged until 2008 and to reclassify certain fees.

(5)(i) AND (ii) AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES -

     The Audit Committee of The Allstate Corporation has established pre-approval policies and procedures for itself and its consolidated subsidiaries, including Lincoln Benefit. Those policies and procedures are incorporated into this Item 14 (5) by reference to Exhibit 99 - The Allstate Corporation Policy Regarding Pre-Approval of Independent Registered Public Accountant's Services (the "Pre-Approval Policy"). In addition, in 2005 the Audit Committee of Allstate Life adopted the Pre-Approval Policy, as it may be amended from time to time by the Audit Committee or the Board of Directors of the Corporation, as its own policy, provided that the Designated Member referred to in such policy need not be independent because the New York Stock Exchange corporate governance standards do not apply to Allstate Life. The Board of Directors of Lincoln Benefit has delegated to the Audit Committee of ALIC the authority to approve services to be provided by Lincoln Benefit's independent auditor. All of the services provided by Deloitte & Touche LLP to Lincoln Benefit in 2008 and 2007 were approved by The Allstate Corporation and Allstate Life Audit Committees.

PART IV

ITEM 15. (A) (1) EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The following financial statements, notes thereto and related information of Lincoln Benefit Life Company are included in Item 8.

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

ITEM 15. (A) (2)

     The following additional financial statement schedules are furnished herewith pursuant to the requirements of Form 10-K.

     Lincoln Benefit Life Company                                                       Page
     ----------------------------                                                       ----
     Schedules required to be filed under provisions of Regulation S-X Article 7:

     Schedule I - Summary of Investments - Other Than Investments in Related Parties    S-1
     Schedule IV - Reinsurance                                                          S-2

     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Financial Statements or notes thereto.

ITEM 15. (A) (3)

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

10.1 Form of Investment Management Agreement among Allstate Investments, LLC, Allstate Insurance Company, The Allstate Corporation and certain affiliates effective January 1, 2007. Incorporated herein by reference to Exhibit 10.12 to Allstate Life Insurance Company's Annual Report on Form 10-K for 2007. (SEC File No. 000-31248)

10.2 Form of Tax Sharing Agreement among The Allstate Corporation and certain affiliates dated as of November 12, 1996. Incorporated herein by reference to Exhibit 10.24 to Allstate Life Insurance Company's Annual Report on Form 10-K for 2007. (SEC File No. 000-31248)

10.3 Supplemental Intercompany Tax Sharing Agreement between Allstate Life Insurance Company and Lincoln Benefit Life Company effective December 21, 2000.

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

10.6 Amendment No. 2 entered into November 8, 2002 to the Cash Management Services Master Agreement between Allstate Insurance Company, Allstate Bank and Allstate Motor Club, Inc. dated March 16, 1999. Incorporated herein by reference to Exhibit 10.19 to Allstate Life Insurance Company's Annual Report on Form 10-K filed for 2007. (SEC File No. 000-31248)

10.7 Premium Depository Service Supplement dated as of September 30, 2005 to Cash Management Services Master Agreement between Allstate Insurance Company, Allstate Bank, Allstate Motor Club, Inc. and certain other parties. Incorporated herein by reference to Exhibit
          10.20 to Allstate Life Insurance Company's Annual Report on Form 10-K filed for 2007. (SEC File No. 000-31248)

10.8 Variable Annuity Service Supplement dated November 10, 2005 to Cash Management Services Agreement between Allstate Bank, Allstate Life Insurance Company of New York and certain other parties. Incorporated herein by reference to Exhibit 10.21 to Allstate Life Insurance Company's Annual Report on Form 10-K filed for 2007. (SEC File No. 000-31248)

10.9 Sweep Agreement Service Supplement dated as of October 11, 2006 to Cash Management Services Master Agreement between Allstate Life Insurance Company, Allstate Bank, Allstate Motor Club, Inc. and certain other companies. Incorporated herein by reference to Exhibit
          10.22 to Allstate Life Insurance Company's Annual Report on Form 10-K filed for 2007. (SEC File No. 000-31248)

10.10 Form of Amended and Restated Service and Expense Agreement between Allstate Insurance Company, The Allstate Corporation and certain affiliates effective January 1, 2004. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company's Annual Report on Form 10-K for 2007. (SEC File No. 000-31248)

10.11 Administrative Services Agreement between Lincoln Benefit Life Company and Allstate Life Insurance Company effective June 1, 2006. Incorporated herein by reference to Exhibit 10.1 to Lincoln Benefit Life Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.12 Principal Underwriting Agreement between Lincoln Benefit Life Company and ALFS, Inc., effective November 25, 1998. (Variable Universal Life Account). Incorporated herein by reference to Exhibit 10.6 to Lincoln Benefit Life Company's Quarterly Report on Form 10-Q for quarter ended June 30, 2002.

10.13 Amended and Restated Principal Underwriting Agreement between Lincoln Benefit Life Company and ALFS, Inc. effective June 1, 2006. Incorporated herein by reference to Exhibit 10.1 to Lincoln Benefit Life Company's Current Report on Form 8-K filed December 20, 2007.

10.14 Selling Agreement between Lincoln Benefit Life Company, ALFS, Inc. (f/k/a Allstate Financial Services, Inc.) and Allstate Financial Services, LLC (f/k/a LSA Securities, Inc.) effective August 2, 1999. Incorporated herein by reference to Exhibit 10.8 to Allstate Life Insurance Company's Annual Report on Form 10-K for 2003. (SEC File No. 000-31248)

10.15 Coinsurance Agreement between Allstate Life Insurance Company and Lincoln Benefit Life Company, effective December 31, 2001. Incorporated herein by reference to Exhibit 10.11 to Lincoln Benefit Life Company's Quarterly Report on Form 10-Q for quarter ended June 30, 2002.

10.16 Modified Coinsurance Agreement between Allstate Life Insurance Company and Lincoln Benefit Life Company, effective December 31, 2001. Incorporated herein by reference to Exhibit 10.12 to Lincoln Benefit Life Company's Quarterly Report on Form 10-Q for quarter ended June 30, 2002.

10.17 Modified Coinsurance Agreement between Allstate Life Insurance Company and Lincoln Benefit Life Company, effective December 31, 2001. Incorporated herein by reference to Exhibit 10.13 to Lincoln Benefit Life Company's Quarterly Report on Form 10-Q for quarter ended June 30, 2002.

10.18 Intercompany Loan Agreement among The Allstate Corporation, Allstate Life Insurance Company, Lincoln Benefit Life Company and other certain subsidiaries of The Allstate Corporation dated February 1, 1996. Incorporated herein by reference to Exhibit 10.24 of Allstate Life Insurance Company's Annual Report on Form 10-K for 2006. (SEC File No. 000-31248)

10.19 Form of Service Agreement between Lincoln Benefit Life Company and Allstate Assignment Company effective June 25, 2001. Incorporated herein by reference to Exhibit 10.22 of Lincoln Benefit Life Company's Annual Report on Form 10-K for 2007.

10.20 First Amendment to Service Agreement between Lincoln Benefit Life Company and Allstate Assignment Company effective December 1, 2007. Incorporated herein by reference to Exhibit 10.23 of Lincoln Benefit Life Company's Annual Report on Form 10-K for 2007.

10.21 Agreement for the Settlement of State and Local Tax Credits among Allstate Insurance Company and certain affiliates effective January 1, 2007. Incorporated herein by reference to Exhibit 10.1 to Lincoln Benefit Life Company's Current Report on Form 8-K filed February 21, 2008.

10.22 Administrative Services Agreement between ALFS, Inc., Allstate Life Insurance Company, Lincoln Benefit Life Company and Charter National Life Insurance Company effective January 1, 2000.

23        Consent of Independent Registered Public Accounting Firm

31.1      Rule 15d-14(a) Certification of Principal Executive Officer

31.2      Rule 15d-14(a) Certification of Principal Financial Officer

32        Section 1350 Certifications

99 The Allstate Corporation Policy Regarding Pre-Approval of Independent Registered Public Accountant's Services effective February 23, 2009. Incorporated herein by reference to Exhibit 99 to Allstate Life Insurance Company's Annual Report on Form 10-K for 2008. (SEC File No. 000-31248)

ITEM 15. (b)

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

                                 LINCOLN BENEFIT LIFE COMPANY
                                 (Registrant)

         March 18, 2009               /s/ SAMUEL H. PILCH
                                      -------------------
                                      Samuel H. Pilch
                                      (Controller)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

SIGNATURE                                   TITLE                     DATE
----------------------------- ----------------------------------- --------------

/s/ FREDERICK F. CRIPE        Chairman, Chief Executive           March 18, 2009
----------------------------- Officer and a Director
Frederick F. Cripe            (Principal Executive Officer)

/s/ JOHN C. PINTOZZI          Senior Vice President, Chief        March 18, 2009
----------------------------- Financial Officer and a Director
John C. Pintozzi              (Principal Financial Officer)

/s/ LAWRENCE W. DAHL          President, Chief Operating          March 18, 2009
----------------------------- Officer and a Director
Lawrence W. Dahl

                              Director                            March 18, 2009
-----------------------------
Matthew S. Easley

/s/ SUSAN L. LEES             Director                            March 18, 2009
-----------------------------
Susan L. Lees

/s/ JOHN C. LOUNDS            Director                            March 18, 2009
-----------------------------
John C. Lounds

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

                          LINCOLN BENEFIT LIFE COMPANY
  SCHEDULE I - SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2008

($ IN THOUSANDS)                                                                                 AMOUNTS AT
                                                                                                   WHICH
                                                                                                  SHOWN ON
                                                                                                  BALANCE
                                                                           COST     FAIR VALUE     SHEET
                                                                         --------   ----------  ------------
TYPE OF INVESTMENT
Fixed maturities:
   Bonds:
      United States government, government agencies                      $ 75,374    $ 78,816      $ 78,816
        and authorities
      States, municipalities and political subdivisions                       502         499           499
      Public utilities                                                      4,087       3,920         3,920
      All other corporate bonds                                            73,105      71,783        71,783
   Mortgage-backed securities                                              46,720      48,351        48,351
   Asset-backed securities                                                  6,983       6,999         6,999
   Commercial mortgage-backed securities                                   22,896      18,960        18,960
                                                                         --------    --------      --------
      Total fixed maturities                                              229,667     229,328       229,328
                                                                         --------    --------      --------

Short-term investments                                                     80,705      80,703        80,703
                                                                         --------    --------      --------
      Total investments                                                  $310,372    $310,031      $310,031
                                                                         ========    ========      ========

                          LINCOLN BENEFIT LIFE COMPANY
                            SCHEDULE IV--REINSURANCE

($ IN THOUSANDS)                                                                                     PERCENTAGE
                                                                                                     OF AMOUNT
                                       GROSS                                             NET          ASSUMED
YEAR ENDED DECEMBER 31, 2008           AMOUNT         CEDED (1)         ASSUMED         AMOUNT         TO NET
                                     ------------    ------------     ----------      ----------     ----------
Life insurance in force              $337,177,898    $344,250,029     $7,072,131      $      --          --
                                     ============    ============     ==========      =========
Premiums and contract charges:
          Life and annuities         $  1,017,339    $  1,025,915     $    8,576      $      --          --
          Accident and health             121,408         121,408             --             --          --
                                     ------------    ------------     ----------      ---------
                                     $  1,138,747    $  1,147,323     $    8,576      $      --          --
                                     ============    ============     ==========      =========

YEAR ENDED DECEMBER 31, 2007

Life insurance in force              $315,111,039    $322,635,416     $7,524,377      $      --          --
                                     ============    ============     ==========      =========

Premiums and contract charges:
         Life and annuities          $    922,355    $    931,487     $    9,132      $      --          --
         Accident and health              116,316         116,316             --             --          --
                                     ------------    ------------     ----------      ---------
                                     $  1,038,671    $  1,047,803     $    9,132      $      --          --
                                     ============    ============     ==========      =========

YEAR ENDED DECEMBER 31, 2006

Life insurance in force              $283,305,442    $290,974,479     $7,669,037      $      --          --
                                     ============    ============     ==========      =========

Premiums and contract charges:
         Life and annuities          $    822,872    $    833,110     $   10,238      $      --          --
         Accident and health              121,951         121,951             --             --          --
                                     ------------    ------------     ----------      ---------
                                     $    944,823    $    955,061     $   10,238      $      --          --
                                     ============    ============     ==========      =========

(1) No reinsurance or coinsurance income was netted against premiums ceded in 2008, 2007 and 2006.