Form 10-Q
period 2009-03-31
LINCOLN BENEFIT LIFE CO
filed 2009-05-12
CIK 910739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
☐	☐	☒	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

As of May 12, 2009, the Registrant had 25,000 common shares, $100 par value, outstanding, all of which are held by Allstate Life Insurance Company.

LINCOLN BENEFIT LIFE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
($ in thousands)	2009	2008
	(Unaudited)
Revenues
Net investment income	$2,655	$3,640
Realized capital gains and losses	799	(254)

Income from operations before income tax expense	3,454	3,386
Income tax expense	1,192	1,161
Net income	$2,262	$2,225

See notes to condensed financial statements.

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
($ in thousands, except par value data)	2009	2008
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $292,603 and $229,667)	$293,507	$229,328
Short-term, at fair value (amortized cost $21,705 and $80,705)	21,705	80,703
Total investments	315,212	310,031

Cash	2,310	3,145
Reinsurance recoverable from Allstate Life Insurance Company	18,643,580	18,791,710
Reinsurance recoverable from non-affiliates	1,756,112	1,613,685
Other assets	105,841	113,637
Separate Accounts	1,652,658	1,823,163
Total assets	$22,475,713	$22,655,371

Liabilities
Contractholder funds	$17,756,085	$17,787,376
Reserve for life-contingent contract benefits	2,625,582	2,581,186
Unearned premiums	23,052	24,169
Deferred income taxes	452	—
Payable to affiliates, net	27,743	36,029
Current income taxes payable	8,192	7,017
Other liabilities and accrued expenses	80,317	97,870
Separate Accounts	1,652,658	1,823,163
Total liabilities	22,174,081	22,356,810
Commitments and Contingent Liabilities (Note 5)

Shareholder’s equity
Common stock, $100 par value, 30 thousand shares authorized, 25 thousand shares issued and outstanding	2,500	2,500
Additional capital paid-in	180,000	180,000
Retained income	118,545	116,283
Accumulated other comprehensive income (loss):
Unrealized net capital gains and losses	587	(222)
Total accumulated other comprehensive income (loss)	587	(222)
Total shareholder’s equity	301,632	298,561
Total liabilities and shareholder’s equity	$22,475,713	$22,655,371

See notes to condensed financial statements.

LINCOLN BENEFIT LIFE COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
($ in thousands)	2009	2008
	(Unaudited)
Cash flows from operating activities
Net income	$2,262	$2,225
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	179	36
Realized capital gains and losses	(799)	254
Changes in:
Reserve for life-contingent contract benefits and contractholder funds, net of reinsurance recoverables	18,808	11,664
Income taxes	1,192	1,159
Receivable/payable to affiliates, net	(8,286)	(10,610)
Other operating assets and liabilities	(10,874)	(9,021)
Net cash provided by (used in) operating activities	2,482	(4,293)

Cash flows from investing activities
Proceeds from sales of fixed income securities	16,622	—
Collections on fixed income securities	4,604	6,549
Purchases of fixed income securities	(83,540)	—
Change in short-term investments	58,997	(10,316)
Net cash used in investing activities	(3,317)	(3,767)

Net decrease in cash	(835)	(8,060)
Cash at beginning of period	3,145	18,612
Cash at end of period	$2,310	$10,552

See notes to condensed financial statements.

LINCOLN BENEFIT LIFE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.   General

Basis of Presentation

The accompanying condensed financial statements include the accounts of Lincoln Benefit Life Company (the “Company”), a wholly owned subsidiary of Allstate Life Insurance Company (“ALIC”), which is wholly owned by Allstate Insurance Company (“AIC”).  All of the outstanding common stock of AIC is owned by Allstate Insurance Holdings, LLC, a wholly owned subsidiary of The Allstate Corporation (the “Corporation”).

The condensed financial statements and notes as of March 31, 2009, and for the three-month periods ended March 31, 2009 and 2008 are unaudited.  The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

To conform to the 2009 presentation, certain amounts in the prior year condensed financial statements and notes have been reclassified.

Adopted accounting standards

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, which redefines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”), and expands disclosures about fair value measurements.  SFAS No. 157 establishes a three-level hierarchy for fair value measurements based upon the nature of the inputs to the valuation of an asset or liability.  SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which permits the deferral of the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted the provisions of SFAS No. 157 for financial assets and financial liabilities recognized or disclosed at fair value on a recurring or non-recurring basis as of January 1, 2008.  Consistent with the provisions of FSP FAS 157-2, the Company adopted SFAS No. 157 for non-financial assets and liabilities measured at fair value on a non-recurring basis on January 1, 2009.  In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which clarifies the application of SFAS 157 in a market that is not active.  The Company adopted the provisions of FSP FAS 157-3 as of September 30, 2008.  The adoption of SFAS No. 157 and FSP FAS 157-3 did not have a material effect on the Company’s results of operations or financial position (see Note 2).

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS No. 161”)

In March 2008, the FASB issued SFAS No. 161, which amends and expands the disclosure requirements for derivatives currently accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  The new disclosures are designed to enhance the understanding of how and why an entity uses derivative instruments and how derivative instruments affect an entity’s financial position, results of operations, and cash flows.  The standard requires, on a quarterly basis, quantitative disclosures about the potential cash outflows associated with the triggering of credit-risk-contingent features, if any; tabular disclosures about the classification and fair value amounts of derivative instruments reported in the statement of financial position; disclosure of the location and amount of gains and losses on derivative instruments reported in the statement of operations; and qualitative information about how and why an entity uses derivative instruments and how derivative instruments and related hedged items affect the entity’s financial statements.  SFAS No. 161 is effective for fiscal periods beginning after November 15, 2008, and is to be applied on a prospective basis only.  SFAS No. 161 affects disclosures and therefore implementation had no impact on the Company’s results of operations or financial position (see Note 3).

LINCOLN BENEFIT LIFE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS No. 159”)

In February 2007, the FASB issued SFAS No. 159 which provides reporting entities, on an ongoing basis, an option to report selected financial assets, including investment securities, and financial liabilities, including most insurance contracts, at fair value through earnings.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement alternatives for similar types of financial assets and liabilities.  The standard also requires additional information to aid financial statement users’ understanding of the impacts of a reporting entity’s decision to use fair value on its earnings and requires entities to display, on the face of the statement of financial position, the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value.  SFAS No. 159 was effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007.  The Company did not apply the fair value option to any existing financial assets or liabilities as of January 1, 2008 and did not elect to apply the option prospectively to any financial assets or liabilities acquired subsequent to the effective date.  Consequently, the adoption of SFAS No. 159 had no impact on the Company’s results of operations or financial position.

Pending accounting standards

FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 which amends SFAS No. 115 and SFAS No. 124 “Accounting for Certain Investments Held by Not-for-Profit Organizations”, to provide recognition guidance for debt securities classified as available-for-sale and held-to-maturity and subject to other-than-temporary impairment (“OTTI”) guidance.  If the fair value of a debt security is less than its amortized cost basis at the reporting date, an entity shall assess whether the impairment is an OTTI.  FSP FAS 115-2 and FAS 124-2 defines the situations under which an OTTI should be considered to have occurred.  When an entity intends to sell the security or more likely than not it will be required to sell the security before recovery of its amortized cost basis, an OTTI is recognized in earnings.  When the entity does not expect to recover the entire amortized cost basis of the security even if it does not intend to sell the security, the entity must consider a number of factors and use its best estimate of the present value of cash flows expected to be collected from the debt security in order to determine whether a credit loss exists, and the period over which the debt security is expected to recover.  The amount of total OTTI related to the credit loss shall be recognized in earnings while the amount of the total OTTI related to other factors shall be recognized in other comprehensive income.  Both the statement of operations and the statement of accumulated other comprehensive income are required to display the OTTI related to credit losses and the OTTI related to other factors on the face of each statement.

FSP FAS 115-2 and FAS 124-2 expands the disclosure requirements of SFAS No. 115 (for both debt and equity securities) and requires a more detailed, risk-oriented breakdown of security types and related information, and requires the annual disclosures to be made for interim periods.  In addition, new disclosures are required to help users of financial statements understand the significant inputs used in determining a credit loss as well as a rollforward of that amount each period.  FSP FAS 115-2 and FAS 124-2 is effective for interim periods ending after June 15, 2009 with early adoption permitted in conjunction with the early adoption of FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  The disclosures are not required for earlier periods presented for comparative purposes.  FSP FAS 115-2 and FSP 124-2 shall be applied to existing and new investments held by an entity as of the beginning of the interim period in which it is adopted.  A cumulative effect adjustment to the opening balance of retained earnings will be recognized for debt securities with an existing OTTI at the beginning of the interim period in which the FSP is adopted.  The Company will adopt the provisions of FSP FAS 115-2 and FAS 124-2 as of April 1, 2009.  The specific requirements of the FSP applicable to the Company’s portfolio are being interpreted, studied and assessed.  The potential cumulative effect to retained income as of April 1, 2009 is not yet reliably estimable since the Company is still assessing the requirements; however, the Company expects that it will not be material.

LINCOLN BENEFIT LIFE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”)

In April 2009, the FASB issued FSP FAS 157-4, which amends SFAS No. 157, to provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. Guidance on identifying circumstances that indicate a transaction is not orderly is also provided.  If it is concluded that there has been a significant decrease in the volume and level of market activity for an asset or liability in relation to normal market activity for an asset or liability, transactions or quoted prices may not be determinative of fair value, and further analysis of the transactions or quoted prices may be needed.   A significant adjustment to the transactions or quoted prices may be necessary to estimate fair value which may be determined based on the point within a range of fair value estimates that is most representative of fair value under the current market conditions.  Determination of whether the transaction is orderly is based on the weight of the evidence.  The disclosure requirements of SFAS No. 157 are increased since disclosures of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs during the reporting period are required.

FSP FAS 157-4 defines the disclosures required for major categories by SFAS No. 157 to be the major security types as defined in FASB Statement No. 115.  FSP FAS 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  FSP FAS 157-4 is effective for interim periods ending after June 15, 2009 with early adoption permitted but only in conjunction with the early adoption of FSP FAS 115-2 and FAS 124-2.  Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate and disclosed, along with a quantification of the total effect of the change in valuation technique and related inputs, if practicable, by major category.  The Company will adopt the provisions of FSP FAS 157-4 as of April 1, 2009.  Quantification of the estimated effects of the application of the FSP FAS 157-4 requirements will be based on the market conditions and portfolio holdings at the time of adoption and are therefore not yet reliably estimable; however, the Company does not expect a material impact to its results of operations or financial position upon adoption.

FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS   107-1 and APB 28-1”)

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements; and amends Accounting Principals Board Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods.  FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009.  The disclosures are not required for earlier periods presented for comparative purposes and earlier adoption is permitted in conjunction with the early adoption of FSP FAS 115-2 and FAS 124-2 and FSP FAS 157-4.  The Company will adopt the provisions of FSP FAS 107-1 and APB 28-1 for second quarter 2009.  FSP FAS 107-1 and APB 28-1 affects disclosures and therefore implementation will not impact the Company’s results of operations or financial position.

2.  Fair Value of Assets and Liabilities

The Company adopted the provisions of SFAS No. 157 as of January 1, 2008 for its financial assets and liabilities that are measured at fair value and as of January 1, 2009 for its non-financial assets and liabilities measured at fair value on a non-recurring basis.  SFAS No. 157 established a hierarchy for inputs used in determining fair value that maximize the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available.

Assets and liabilities recorded on the Condensed Statements of Financial Position at fair value are categorized in the fair value hierarchy based on the observability of inputs to the valuation techniques as follows:

Level 1:  Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company can access.

LINCOLN BENEFIT LIFE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Level 2:  Assets and liabilities whose values are based on the following:

a)  Quoted prices for similar assets or liabilities in active markets;

b)  Quoted prices for identical or similar assets or liabilities in non-active markets; or

c)  Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability.

Level 3:  Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect the Company’s estimates of the assumptions that market participants would use in valuing the assets and liabilities.

The availability of observable inputs varies by instrument.  In situations where fair value is based on internally developed pricing models or inputs that are unobservable in the market, the determination of fair value requires more judgment.  The degree of judgment exercised by the Company in determining fair value is typically greatest for instruments categorized in Level 3.  In many instances, valuation inputs used to measure fair value fall into different levels of the fair value hierarchy.  The category level in the fair value hierarchy is determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption.  In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments.  This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3.  As of March 31, 2009, 8.8% of total assets are measured at fair value and 0.4% of total liabilities are measured at fair value.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of March 31,
($ in thousands)	(Level 1)	(Level 2)	(Level 3)	2009
Assets:
Fixed income securities	$47,411	$244,453	$1,643	$293,507
Short-term investments	21,655	50	—	21,705
Separate account assets	1,652,658	—	—	1,652,658
Total recurring basis assets	1,721,724	244,503	1,643	1,967,870

Total assets at fair value	$1,721,724	$244,503	$1,643	$1,967,870
% of total assets at fair value	87.5%	12.4%	0.1%	100.0%

Liabilities:
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$(45,719)	$(40,143)	$(85,862)
Total liabilities at fair value	$—	$(45,719)	$(40,143)	$(85,862)
% of total liabilities at fair value	—%	53.2%	46.8%	100.0%

LINCOLN BENEFIT LIFE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of December 31,
($ in thousands)	(Level 1)	(Level 2)	(Level 3)	2008
Assets:
Fixed income securities	$48,085	$173,934	$7,309	$229,328
Short-term investments	30,657	50,046	—	80,703
Separate account assets	1,823,163	—	—	1,823,163
Total recurring basis assets	1,901,905	223,980	7,309	2,133,194

Total assets at fair value	$1,901,905	$223,980	$7,309	$2,133,194
% of total assets at fair value	89.2%	10.5%	0.3%	100.0%

Liabilities:
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$(33,466)	$(36,544)	$(70,010)
Total liabilities at fair value	$—	$(33,466)	$(36,544)	$(70,010)
% of total liabilities at fair value	—%	47.8%	52.2%	100.0%

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

The following table provides a summary of changes in fair value during the three months ended March 31, 2009 of Level 3 assets and liabilities held at fair value on a recurring basis.  Net transfers in and/or out of Level 3 are reported as having occurred at the beginning of the quarter the transfer occurred; therefore, for all transfers into Level 3, all realized and changes in unrealized gains and losses in the quarter of transfer are reflected in the table below.

		Total realized and unrealized					Total gains (losses) included in
		gains (losses) included in:		Purchases,	Net		Net income for
($ in thousands)	Balance as of December 31, 2008	Net income(1)	OCI on Statement of Financial Position	sales, issuances and settlements, net	transfers in and/or (out) of Level 3	Balance as of March 31, 2009	instruments still held at March 31, 2009 (1)
Assets
Fixed income securities	$7,309	$288	$(90)	$(6,487)	$623	$1,643	$—
Total recurring Level 3 assets	$7,309	$288	$(90)	$(6,487)	$623	$1,643	$—

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(36,544)	$(3,502)	$—	$(97)	$—	$(40,143)	$(3,502)
Total recurring Level 3 liabilities	$(36,544)	$(3,502)	$—	$(97)	$—	$(40,143)	$(3,502)

(1)   The amount above attributable to fixed income securities is reported in the Condensed Statements of Operations as realized capital gains and losses.  The amount above attributable to derivatives embedded in annuity contracts is reported as a component of contract benefits and is ceded in accordance with the Company’s reinsurance agreements.

LINCOLN BENEFIT LIFE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The following table provides a summary of changes in fair value during the three months ended March 31, 2008 of Level 3 assets and liabilities held at fair value on a recurring basis.

		Total realized and unrealized				Total gains (losses) included in
		gains (losses) included in:		Purchases,		Net income for
($ in thousands)	Balance as of January 1, 2008	Net income(1)	OCI on Statement of Financial Position	sales, issuances and settlements, net	Balance as of March 31, 2008	instruments still held at March 31, 2008 (1)
Assets
Fixed income securities	$11,984	$(3)	$178	$(192)	$11,967	$(3)
Total recurring Level 3 assets	$11,984	$(3)	$178	$(192)	$11,967	$(3)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(256)	$(979)	$—	$—	$(1,235)	$(979)
Total recurring Level 3 liabilities	$(256)	$(979)	$—	$—	$(1,235)	$(979)

(1)   The amount above attributable to fixed income securities is reported in the Condensed Statements of Operations as net investment income.  The amount above attributable to derivatives embedded in annuity contracts is reported as a component of contract benefits and is ceded in accordance with the Company’s reinsurance agreements.

3.  Derivative Financial Instruments

The Company has derivatives embedded in non-derivative “host” contracts, which are required to be separated from the host contract and accounted for at fair value as derivative instruments.  The Company does not use derivatives for trading purposes.  The Company’s embedded derivatives are equity options in annuity product contracts, which provide equity returns to contractholders; and guaranteed minimum accumulation and withdrawal benefits related to the Company’s variable annuity contracts.

None of the Company’s embedded derivatives are designated as accounting hedging instruments.  The notional amounts of the Company’s embedded derivatives totaled $4.09 billion as of March 31, 2009.  The fair value of the Company’s embedded derivatives of $85.9 million as of March 31, 2009 is reflected as a component of contractholder funds on the Condensed Statements of Financial Position.  The loss recognized on the Company’s embedded derivatives of $15.9 million in the three months ended March 31, 2009 is ceded to ALIC and is reflected as a component of contract benefits ceded to affiliate in Note 4.

4.  Reinsurance

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

LINCOLN BENEFIT LIFE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The effects of reinsurance on premiums and contract charges are as follows:

	Three months ended March 31,
($ in thousands)	2009	2008
Premiums and contract charges
Direct	$288,226	$265,791
Assumed - non-affiliate	1,762	1,932
Ceded
Affiliate	(177,288)	(156,797)
Non-affiliate	(112,700)	(110,926)
Premiums and contract charges, net of reinsurance	$—	$—

The effects of reinsurance on interest credited to contractholder funds, contract benefits and expenses are as follows:

	Three months ended March 31,
($ in thousands)	2009	2008
Interest credited to contractholder funds, contract benefits and expenses
Direct	$511,630	$358,797
Assumed - non-affiliate	2,458	1,906
Ceded
Affiliate	(373,305)	(222,706)
Non-affiliate	(140,783)	(137,997)
Interest credited to contractholder funds, contract benefits and expenses, net of reinsurance	$—	$—

5.  Guarantees and Contingent Liabilities

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

The aggregate liability balance related to all guarantees was not material as of March 31, 2009.

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

LINCOLN BENEFIT LIFE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Legal and regulatory proceedings and inquiries

Background

The Company and certain affiliates are involved in a number of lawsuits, regulatory inquiries, and other legal proceedings arising out of various aspects of its business.  As background to the “Proceedings” sub-section below, please note the following:

•      These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including the underlying facts of each matter; novel legal issues; variations between jurisdictions in which matters are being litigated, heard, or investigated; differences in applicable laws and judicial interpretations; the length of time before many of these matters might be resolved by settlement, through litigation or otherwise; the fact that some of the lawsuits are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined; the fact that some of the lawsuits involve multi-state class actions in which the applicable law(s) for the claims at issue is in dispute and therefore unclear; and the current challenging legal environment faced by large corporations and insurance companies.

•      The outcome of these matters may also be affected by decisions, verdicts, and settlements, and the timing of such decisions, verdicts and settlements, in other individual and class action lawsuits that involve the Company, other insurers, or other entities and by other legal, governmental, and regulatory actions that involve the Company, other insurers or other entities.

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

•      For the reasons specified above, it is often not possible to make meaningful estimates of the amount or range of loss that could result from the matters described below in the “Proceedings” subsection.  The Company reviews these matters on an on-going basis and follows the provisions of SFAS No. 5, “Accounting for Contingencies”, when making accrual and disclosure decisions.  When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

•      Due to the complexity and scope of the matters disclosed in the “Proceedings” subsection below and the many uncertainties that exist, the ultimate outcome of these matters cannot be reasonably predicted.  In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period.  However, based on information currently known to it, management believes that the ultimate outcome of all matters described below as they are resolved over time is not likely to have a material adverse effect on the financial position of the Company.

Proceedings

Legal proceedings involving Allstate agencies and AIC may impact the Company, even when the Company is not directly involved, because the Company sells its products through a variety of distribution channels including Allstate agencies. Consequently, information about the more significant of these proceedings is provided in the following paragraph.

LINCOLN BENEFIT LIFE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

•      The EEOC also filed another lawsuit in 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the “EEOC II” suit).  In EEOC II, in 2006, the court granted partial summary judgment to the EEOC.  Although the court did not determine that AIC was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether AIC had reasonable factors other than age to support the rehire policy.  AIC’s interlocutory appeal from the partial summary judgment was granted.  In June 2008, the Eighth Circuit Court of Appeals affirmed summary judgment in the EEOC’s favor.  In September 2008, the Court of Appeals granted AIC’s petition for rehearing en banc and vacated its earlier decision affirming the trial court’s grant of summary judgment in favor of the EEOC.  The Court of Appeals then dismissed the appeal, determining that it lacked jurisdiction to consider the appeal at this stage in the litigation.

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

Other Matters

Various other legal, governmental, and regulatory actions, including state market conduct exams, and other governmental and regulatory inquiries are currently pending that involve the Company and specific aspects of its conduct of business.  Like other members of the insurance industry, the Company is the target of a number of lawsuits and proceedings, some of which involve claims for substantial or indeterminate amounts.  These actions are based on a variety of issues and target a range of the Company’s practices.  The outcome of these disputes is currently unpredictable.  However, based on information currently known to it and the existence of the reinsurance agreements with ALIC, management believes that the ultimate outcome of all matters described in this “Other Matters” subsection, in excess of amounts currently reserved, if any, as they are resolved over time is not likely to have a material effect on the operating results, cash flows or financial position of the Company.

LINCOLN BENEFIT LIFE COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

6.  Other Comprehensive Income

The components of other comprehensive income on a pre-tax and after-tax basis are as follows:

	Three months ended March 31,
	2009			2008
($ in thousands)	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax

Unrealized holding gains arising during the period	$2,044	$(716)	$1,328	$3,120	$(1,092)	$2,028
Less: reclassification adjustment of realized capital gains and losses	799	(280)	519	(254)	89	(165)
Unrealized net capital gains and losses	1,245	(436)	809	3,374	(1,181)	2,193
Other comprehensive income	$1,245	$(436)	809	$3,374	$(1,181)	2,193

Net income			2,262			2,225
Comprehensive income			$3,071			$4,418

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2009 AND 2008

OVERVIEW

The following discussion highlights significant factors influencing the condensed financial position and results of operations of Lincoln Benefit Life Company (referred to in this document as “we”, “our”, “us”, or the “Company”).  It should be read in conjunction with the condensed financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Lincoln Benefit Life Company Annual Report on Form 10-K for 2008.  We operate as a single segment entity based on the manner in which we use financial information to evaluate performance and to determine the allocation of resources.

OPERATIONS

	Three months ended March 31,
($ in thousands)	2009	2008
Net investment income	$2,655	$3,640
Realized capital gains and losses	799	(254)
Income tax expense	(1,192)	(1,161)
Net income	$2,262	$2,225

We have reinsurance agreements whereby all premiums, contract charges, interest credited to contractholder funds, contract benefits and substantially all expenses are ceded to Allstate Life Insurance Company (“ALIC”) and certain non-affiliated reinsurers, and are reflected net of such reinsurance in the Condensed Statements of Operations.  Our results of operations include net investment income and realized capital gains and losses on our assets that are not transferred under the reinsurance agreements.

Net income increased 1.7% or $37 thousand in the first quarter of 2009 compared to the same period in the prior year due to net realized capital gains in the first quarter of 2009 compared to net realized capital losses in the first quarter of 2008, partially offset by lower net investment income.

Net investment income decreased 27.1% or $985 thousand in the first quarter of 2009 compared to the same period in the prior year due primarily to lower yields on fixed income securities and short-term investments, partially offset by higher average fixed income security balances.  The following table presents net investment income by asset type.

	Three months ended March 31,
($ in thousands)	2009	2008
Fixed income securities	$2,699	$3,352
Short-term and other	64	375
Investment income, before expense	2,763	3,727
Investment expense	(108)	(87)
Net investment income	$2,655	$3,640

Net realized capital gains of $799 thousand in the first quarter of 2009 compared to net realized capital losses of $254 thousand in the same period in the prior year.  The net realized capital gains in the first quarter of 2009 were primarily related to sales of fixed income securities.  The net realized capital losses in the first quarter of 2008 were recognized in anticipation of dispositions of fixed income securities in unrealized loss positions.  The following table presents realized capital gains and losses and the related tax effect.

	Three months ended March 31,
($ in thousands)	2009	2008
Realized capital gains and losses, pre-tax	$799	$(254)
Income tax (expense) benefit	(280)	89
Realized capital gains and losses, after-tax	$519	$(165)

FINANCIAL POSITION

	March 31,	December 31,
($ in thousands)	2009	2008
Fixed income securities (1)	$293,507	$229,328
Short-term (2)	21,705	80,703
Total investments	$315,212	$310,031

Cash	$2,310	$3,145
Reinsurance recoverable from ALIC	18,643,580	18,791,710
Reinsurance recoverable from non-affiliates	1,756,112	1,613,685
Contractholder funds	17,756,085	17,787,376
Reserve for life-contingent contract benefits	2,625,582	2,581,186
Separate Accounts assets and liabilities	1,652,658	1,823,163

(1)          Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $292.6 million and $229.7 million at March 31, 2009 and December 31, 2008, respectively.

(2)          Short-term investments are carried at fair value.  Amortized cost basis for these securities was $21.7 million and $80.7 million at March 31, 2009 and December 31, 2008, respectively.

Investments

Total investments increased to $315.2 million at March 31, 2009 from $310.0 million at December 31, 2008 due primarily to positive cash flows from operating activities and net unrealized capital gains on fixed income securities at March 31, 2009 compared to net unrealized capital losses on fixed income securities at December 31, 2008.

At March 31, 2009, all of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard and Poor’s (“S&P”), Fitch or Dominion or a rating of aaa, aa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.

Unrealized net capital gains totaled $904 thousand as of March 31, 2009, compared to unrealized net capital losses of $341 thousand at December 31, 2008.

Unrealized net capital gains on fixed income securities of $904 thousand as of March 31, 2009 comprised $7.4 million of unrealized gains and $6.5 million of unrealized losses.  Unrealized net capital losses on fixed income securities of $339 thousand at December 31, 2008 comprised $6.0 million of unrealized gains and $6.3 million of unrealized losses.

Of the gross unrealized losses in the fixed income portfolio at March 31, 2009, $4.7 million or 72.4% were related to commercial mortgage-backed securities (“CMBS”) with an amortized cost and fair value of $22.9 million and $18.2 million, respectively.  The unrealized capital losses on CMBS were the result of widening credit spreads due to deteriorating macro economic conditions and continued credit market deterioration.  Of the remaining $1.8 million of gross unrealized capital losses in the fixed income portfolio, $1.5 million related to securities in our corporate fixed income securities portfolio and were primarily comprised of losses on securities in the banking and financial services sectors.  The gross unrealized losses in these sectors were generally the result of widening credit spreads since the time of initial purchase.

We have a comprehensive portfolio monitoring process to identify and evaluate, on a case-by-case basis, fixed income securities whose carrying value may be other-than-temporarily impaired.  The process includes a quarterly review of all securities using a screening process to identify situations where the fair value, compared to amortized cost, is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings, ratings downgrades or payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list.  All investments in an unrealized loss position at March 31, 2009 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.

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

We also monitor the quality of our fixed income portfolio by categorizing certain investments as “problem”, “restructured” or “potential problem.”  Problem fixed income securities are in default with respect to principal or interest and/or are investments issued by companies that have gone into bankruptcy subsequent to our acquisition.  Restructured fixed income securities have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring.  Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have concerns regarding the borrower’s ability to pay future principal and interest according to the original terms, which causes us to believe these investments may be classified as problem or restructured in the future.

As of March 31, 2009 and December 31, 2008, we had no securities categorized as “problem”, “restructured” or “potential problem.”

Reinsurance recoverable, Contractholder funds and Reserve for life-contingent contract benefits

Contractholder funds decreased $31.3 million to $17.76 billion at March 31, 2009 from $17.79 billion at December 31, 2008 as a result of new and additional deposits on fixed annuities and interest-sensitive life insurance products, and interest credited to contractholder funds being more than offset by surrenders, withdrawals and benefit payments.  The reserve for life-contingent contract benefits increased $44.4 million to $2.63 billion at March 31, 2009 from $2.58 billion at December 31, 2008 resulting from sales of immediate annuities with life contingencies and other life-contingent products, partially offset by benefits paid and policy lapses.  Reinsurance recoverable from ALIC decreased by $148.1 million and reinsurance recoverable from non-affiliates increased by $142.4 million.

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

Fair Value of Assets and Liabilities

The following table provides additional details regarding Level 1, 2 and 3 assets and liabilities by their classification in the Condensed Statement of Financial Position at March 31, 2009.  For further discussion of Level 1, 2 and 3 assets and liabilities, see Note 2 of the condensed financial statements.

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of March 31,
($ in thousands)	(Level 1)	(Level 2)	(Level 3)	2009
Assets
Fixed income securities:
U.S. government and agencies	$47,411	$52,697	$—	$100,108
Municipal	—	513	—	513
Corporate - public	—	101,878	1,091	102,969
Corporate privately placed securities	—	14,358	—	14,358
MBS	—	57,345	—	57,345
CMBS	—	17,662	552	18,214
Total fixed income securities	47,411	244,453	1,643	293,507
Short-term investments:
Commercial paper and other	—	50	—	50
Money market funds	21,655	—	—	21,655
Total short-term investments	21,655	50	—	21,705
Separate account assets	1,652,658	—	—	1,652,658
Total recurring basis assets	1,721,724	244,503	1,643	1,967,870
Total assets at fair value	$1,721,724	$244,503	$1,643	$1,967,870
% of total assets at fair value	87.5%	12.4%	0.1%	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$(45,719)	$(40,143)	$(85,862)
Total liabilities at fair value	$—	$(45,719)	$(40,143)	$(85,862)
% of total liabilities at fair value	—%	53.2%	46.8%	100.0%

The following table provides additional details regarding Level 1, 2 and 3 assets and liabilities by their classification as of December 31, 2008.

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of December 31,
($ in thousands)	(Level 1)	(Level 2)	(Level 3)	2008
Assets
Fixed income securities:
U.S. government and agencies	$48,085	$30,731	$—	$78,816
Municipal	—	499	—	499
Corporate - public	—	67,882	1,307	69,189
Corporate privately placed securities	—	6,514	—	6,514
MBS	—	48,351	—	48,351
CMBS	—	18,960	—	18,960
ABS	—	—	6,002	6,002
ABS - Credit card	—	997	—	997
Total fixed income securities	48,085	173,934	7,309	229,328
Short-term investments:
Commercial paper and other	—	50,046	—	50,046
Money market funds	30,657	—	—	30,657
Total short-term investments	30,657	50,046	—	80,703
Separate account assets	1,823,163	—	—	1,823,163
Total recurring basis assets	1,901,905	223,980	7,309	2,133,194
Total assets at fair value	$1,901,905	$223,980	$7,309	$2,133,194
% of total assets at fair value	89.2%	10.5%	0.3%	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$(33,466)	$(36,544)	$(70,010)
Total liabilities at fair value	$—	$(33,466)	$(36,544)	$(70,010)
% of total liabilities at fair value	—%	47.8%	52.2%	100.0%

The following table provides a summary of changes in fair value during the three-month period ended March 31, 2009 of Level 3 assets and liabilities held at fair value on a recurring basis.

		Total realized and unrealized gains (losses) included in:					Total gains (losses) included in
($ in thousands)	Balance as of December 31, 2008	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of March 31, 2009	Net income for instruments still held at March 31, 2009 (1)
Assets
Fixed income securities:
Corporate	$1,307	$—	$—	$(216)	$—	$1,091	$—
CMBS	—	—	(71)	—	623	552	—
ABS	6,002	288	(19)	(6,271)	—	—	—
Total recurring Level 3 assets	$7,309	$288	$(90)	$(6,487)	$623	$1,643	$—

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(36,544)	$(3,502)	$—	$(97)	$—	$(40,143)	$(3,502)
Total recurring Level 3 liabilities	$(36,544)	$(3,502)	$—	$(97)	$—	$(40,143)	$(3,502)

(1)          The amount above attributable to fixed income securities is reported in the Condensed Statements of Operations as realized capital gains and losses.  The amount above attributable to derivatives embedded in annuity contracts is reported as a component of contract benefits and is ceded in accordance with the Company’s reinsurance agreements.

The following table provides a summary of changes in fair value during the three-month period ended March 31, 2008 of Level 3 assets and liabilities held at fair value on a recurring basis.

		Total realized and unrealized gains (losses) included in:				Total gains (losses) included in
($ in thousands)	Balance as of January 1, 2008	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Balance as of March 31, 2008	Net income for instruments still held at March 31, 2008 (1)
Assets
Fixed income securities:
Corporate	$1,500	$—	$—	$(192)	$1,308	$—
ABS	10,484	(3)	178	—	10,659	(3)
Total recurring Level 3 assets	$11,984	$(3)	$178	$(192)	$11,967	$(3)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(256)	$(979)	$—	$—	$(1,235)	$(979)
Total recurring Level 3 liabilities	$(256)	$(979)	$—	$—	$(1,235)	$(979)

(1)          The amount above attributable to fixed income securities is reported in the Condensed Statements of Operations as net investment income.   The amount above attributable to derivatives embedded in annuity contracts is reported as a component of contract benefits and is ceded in accordance with the Company’s reinsurance agreements.

Net transfers in and/or out of Level 3 are reported as having occurred at the beginning of the quarter the transfer occurred; therefore, for all transfers into Level 3, all realized and changes in unrealized gains and losses in the quarter of transfer are reflected in the table above.

Due to the reduced availability of actual market prices or relevant market observable inputs as a result of the decrease in liquidity that has been experienced in the market, certain CMBS are categorized as Level 3.  Transfers into Level 3 during the three months ended March 31, 2009 are attributable to a change in the availability of market observable information for individual securities.

The following table presents fair value as a percent of par value and amortized cost for Level 3 investments at March 31, 2009.

($ in thousands)	Fair value	Fair value as a percent of par value	Fair value as a percent of amortized cost
Corporate	$1,091	100.4%	100.0%
CMBS	552	27.6	27.5
Total Level 3 investments	$1,643	53.2	53.1

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity.  The following table summarizes our capital resources.

($ in thousands)	March 31, 2009	December 31, 2008
Common stock, additional capital paid-in and retained income	$301,045	$298,783
Accumulated other comprehensive income (loss)	587	(222)
Total shareholder’s equity	$301,632	$298,561

Shareholder’s equity increased in the first three months of 2009 due to net income of $2.3 million and a favorable change in unrealized net capital gains and losses totaling $809 thousand.

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

On February 2, 2009, A.M. Best affirmed ALIC’s A+ financial strength rating.  On January 29, 2009, S&P downgraded ALIC’s financial strength rating to AA- from AA.  The outlook for the rating remained negative.  On January 29, 2009, Moody’s downgraded ALIC’s financial strength rating to A1 from Aa3.  The outlook for the rating was revised to stable from negative.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission under the Securities Exchange Act is made known to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended March 31, 2009, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings.  These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves.  We believe that these statements are based on reasonable estimates, assumptions and plans.  However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements.  Risk factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document (including the risks described below), in our public filings with the Securities and Exchange Commission, and those incorporated by reference in Part I, Item 1A of Lincoln Benefit Life Company’s Annual Report on Form 10-K for 2008.

A large scale pandemic, the continued threat of terrorism, and ongoing military actions may adversely affect the level of claim losses we incur and cede to ALIC and the value of our investment portfolio

A global pandemic and the continued threat of terrorism, both within the United States and abroad, and ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and losses from declines in the equity markets and from interest rate changes in the United States, Europe and elsewhere, and result in loss of life, disruptions to commerce and reduced economic activity.  Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by a global pandemic or the continued threat of terrorism.  Additionally, in the event that a global pandemic or a terrorist act occurs, we could be adversely affected, depending on the nature of the event.

Item 6.  Exhibits

(a)  Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lincoln Benefit Life Company

(Registrant)

May 12, 2009

By /s/ Samuel H. Pilch

Samuel H. Pilch
(Controller)
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.		Description

31	(i)	Rule 15d-14(a) Certification of Principal Executive Officer

31	(i)	Rule 15d-14(a) Certification of Principal Financial Officer

	32	Section 1350 Certifications

E-1